Form 10-Q
period 1999-06-30
CONTINUUS SOFTWARE CORP /CA
filed 1999-08-16
CIK 1048044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________TO _______________.

                        COMMISSION FILE NUMBER 000-26797


--------------------------------------------------------------------------------

                               CONTINUUS SOFTWARE
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

               DELAWARE                                        43-1070080
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)


                                  108 Pacifica
                            Irvine, California 92618
                         (Address of principal executive
                                    offices)
                                 (949) 453-2200
                           (Registrant's phone number,
                              including area code)

               ---------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT

(1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS)
YES [X]   NO [ ]

(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS:
YES [ ]   NO [X]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 9,421,499 as of August 4, 1999.

================================================================================

                         CONTINUUS SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheets at December 31, 1998 and June 30, 1999(unaudited).   3
        Consolidated Statements of Operations for the Three and Six Months Ended
             June 30, 1998 and 1999 (unaudited).......................................   4
        Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 1998 and 1999 (unaudited).......................................   5
        Notes to Consolidated Financial Statements (unaudited)........................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations...............................................................  10
        Risk Factors..................................................................  15

Item 3. Quantitative and Qualitative Disclosure About Market Risk.....................  23

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings..........................................................  23
Item 2.    Changes in Securities and Use of Proceeds..................................  23
Item 4.    Submission of Matters to a Vote of Security Holders........................  25
Item 6.    Exhibits and Reports on Form 8-K...........................................  25
           Signatures.................................................................  26

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,      JUNE 30,
                                                                                           1998            1999
                                                                                       ------------     -----------
ASSETS                                                                                                  (unaudited)
Current assets:
Cash and cash equivalents ........................................................       $  2,452        $  2,711
Accounts receivable, net .........................................................          7,067           8,705
Prepaid expenses and other current assets ........................................            777             872
                                                                                         --------        --------
  Total current assets ...........................................................         10,296          12,288
Property, net ....................................................................          1,691           1,497
Other assets .....................................................................            761             689
  Total assets ...................................................................       $ 12,748        $ 14,474
                                                                                         ========        ========
LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
Accounts payable .................................................................       $    796        $  1,141
Accrued liabilities ..............................................................          3,568           4,065
Deferred revenue .................................................................          4,400           5,588
Current portion of capital lease obligations .....................................            699             644
                                                                                         --------        --------
         Total current liabilities ...............................................          9,463          11,438
Capital lease obligations, net of current portion ................................            440             354
Convertible note payable .........................................................          6,000           6,000
Commitments and contingencies
Capital deficiency:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued and outstanding
Series A convertible preferred stock, no par value; 2,291,518 shares authorized, 2,275,659 shares issued and outstanding at December 31, 1998
  and June 30, 1999 ..............................................................          7,900           7,900
Series B convertible preferred stock, no par value; 451,243 shares
  authorized, issued and outstanding at December 31, 1998 and June 30, 1999 ......          1,769           1,769
Series C convertible preferred stock, no par value; 804,667 shares authorized, 747,525 shares issued and outstanding at December 31, 1998 and
  June 30, 1999 ..................................................................          4,118           4,118
Series D convertible preferred stock, no par value; 361,178 shares
  authorized, issued and outstanding at December 31, 1998 and June 30, 1999 ......          1,879           1,879
Series E convertible preferred stock, no par value; 783,019 shares authorized, 470,849 issued and outstanding at December 31, 1998 and June
  30, 1999 .......................................................................          2,352           2,352
Common stock $.001 par value; 30,000,000 shares authorized, 1,630,250 and
  1,690,117 shares issued and outstanding at December 31, 1998 and June 30,
  1999 ...........................................................................              2               2
Additional paid-in capital .......................................................          1,898           2,090
Warrants to purchase common stock ................................................            114             179
Warrants to purchase Series E convertible preferred stock ........................            248             248
Accumulated deficit ..............................................................        (23,435)        (23,855)
                                                                                         --------        --------
         Net capital deficiency ..................................................         (3,155)         (3,318)
                                                                                         --------        --------
         Total liabilities and capital deficiency ................................       $ 12,748        $ 14,474
                                                                                         ========        ========


          See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         ------------------------        ------------------------
                                                           1998            1999            1998            1999
                                                         --------        --------        --------        --------
Revenues:                                                      (unaudited)                     (unaudited)
  Software licenses ..............................       $  3,565        $  4,827        $  7,310        $  8,999
  Services .......................................          3,170           3,985           6,235           8,052
                                                         --------        --------        --------        --------
         Total revenues ..........................          6,735           8,812          13,545          17,051
Cost of revenues:
  Software licenses ..............................            169             162             336             318
  Services .......................................          1,930           2,201           3,611           4,146
                                                         --------        --------        --------        --------
         Total cost of revenues ..................          2,099           2,363           3,947           4,464
                                                         --------        --------        --------        --------

Gross profit .....................................          4,636           6,449           9,598          12,587
Operating expenses:
  Sales and marketing ............................          3,946           4,139           7,523           8,237
  Research and development .......................          1,123           1,335           2,188           2,568
  General and administrative .....................            548             814           1,297           1,518
Compensation expense related to stock
  option grants ..................................             --              57              --              98
                                                         --------        --------        --------        --------
         Total operating expenses ................          5,617           6,345          11,008          12,421
                                                         --------        --------        --------        --------
Income (loss) from operations ....................           (981)            104          (1,410)            166
Other expense, net ...............................            142             283             349             579
                                                         --------        --------        --------        --------
Loss before income tax provision .................         (1,123)           (179)         (1,759)           (413)
Income tax provision .............................              4               2              17               7
                                                         --------        --------        --------        --------
Net loss .........................................       $ (1,127)       $   (181)       $ (1,776)       $   (420)
                                                         ========        ========        ========        ========

Basic and diluted net loss
  per share.......................................       $   0.70        $   0.11        $   1.10        $   0.25
                                                         ========        ========        ========        ========

Weighted average shares outstanding...............          1,613           1,681           1,609           1,670
                                                         ========        ========        ========        ========

Pro forma basic and diluted net loss
  per share ......................................       $   0.17        $   0.03        $   0.26        $   0.06
                                                         ========        ========        ========        ========
Pro forma weighted average shares outstanding ....          6,815           6,883           6,811           6,872
                                                         ========        ========        ========        ========


          See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                 1998            1999
                                                                                -------        -------
Cash flows from operating activities:                                                 (unaudited)
Net loss ................................................................        $(1,776)       $  (420)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Provision for doubtful accounts .......................................            83            154
  Depreciation and amortization .........................................           615            568
  Loss (gain) on disposition of property ................................            (1)             2
  Compensation expense related to stock option grants ...................            --             98
  Changes in operating assets and liabilities:
    Accounts receivable .................................................         2,841         (1,792)
    Prepaid expenses and other assets ...................................            99             42
    Accounts payable ....................................................           104            345
    Accrued liabilities .................................................          (596)           497
    Deferred revenue ....................................................        (1,603)         1,188
                                                                                -------        -------
      Net cash (used in) provided by operating activities ...............          (234)           682
Cash flows from investing activities:
Purchases of property ...................................................          (143)           (77)
Proceeds from disposition of property ...................................            13              1
                                                                                -------        -------
      Net cash used in investing activities .............................          (130)           (76)
Cash flows from financing activities:
Payments on obligations under capital leases ............................          (565)          (441)
Proceeds from issuance of common stock ..................................            29             94
                                                                                -------        -------
      Net cash used in financing activities .............................          (536)          (347)
                                                                                -------        -------
Net (decrease) increase in cash and cash equivalents ....................          (900)           259
Cash and cash equivalents, beginning of period ..........................         6,175          2,452
                                                                                -------        -------
Cash and cash equivalents, end of period ................................       $ 5,275        $ 2,711
                                                                                =======        =======
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest ............................................................       $   439        $   421
                                                                                =======        =======
    Income taxes ........................................................       $    17        $     7
                                                                                =======        =======
Noncash items:
Acquisition of property through capital lease ...........................       $   312        $   300
                                                                                =======        =======
Issuance of warrants to purchase common stock ...........................       $    --        $    65
                                                                                =======        =======


          See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by Continuus Software Corporation (the "Company") without audit (except for balance sheet information as of December 31, 1998) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Registration Statement on Form S-1 (333-76893) (the "Registration Statement") declared effective by the Securities and Exchange Commission on July 28, 1999. The accounting policies followed by the Company are set forth in Note 1 of the Notes to those Consolidated Financial Statements.

The results of operations for the interim periods ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Consolidated Financial Statements and Notes thereto included in the Registration Statement.

2.  Net Loss Per Share and Pro Forma Net Loss Per Share

The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Basic earnings per share is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

Pro forma basic net loss per share amounts are based upon the weighted average number of shares of common stock outstanding and the pro forma effect of the conversion of all outstanding shares of preferred stock into common stock and the issuance of 895,615 shares of common stock upon the net exercise of certain warrants. Pro forma diluted net loss per share is based upon the weighted average number of shares of common stock and common equivalent shares for each period presented and the pro forma effect of the conversion of all outstanding shares of preferred stock into common stock and the net exercise of warrants discussed above. Common equivalent shares include stock options and warrants using the treasury stock method but have been excluded from the diluted loss per share calculation as the impact would be antidilutive.

3.  Recent Accounting Pronouncements

The Company adopted SFAS No. 130, Reporting Comprehensive Income for the three-month periods beginning in fiscal 1998. For the three-month and six month periods presented, the Company has no differences between net loss and comprehensive net loss. Therefore, no statement of comprehensive losses has been presented.

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed below certain information about operating segments and certain information about the Company's products, geographic areas to which the Company sells its products, and major customers.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

4.  Significant Agreements

On April 22, 1999, the Company entered into a revolving line of credit agreement with a bank, which provides for borrowings up to $2,000,000. Borrowings accrue interest at a per annum rate equal to the bank's prime rate. The revolving line of credit does not provide for any financial covenants and expires on April 22, 2001. On the same date, the Company entered into a Contribution Agreement, which requires that certain preferred shareholders guarantee outstanding amounts under the revolving line of credit agreement. Under terms of the Contribution Agreement, the Company granted warrants to purchase 53,910 shares of common stock at $9.01 per share to the guarantors on a pro rata basis. The warrants are immediately exercisable and expire on April 22, 2002. The fair value allocated to the warrants using the Black-Scholes pricing model was $23,452. This amount is recorded as deferred financing costs and is being amortized over the term of the revolving line of credit. The Company is also obligated to grant additional warrants to purchase 35,940 shares of common stock at $9.01 per share to the guarantors on a pro rata basis in the event the guarantors are required to make a payment on the revolving line of credit.

On April 30, 1999, the Company entered into an agreement with a third party to lease certain qualified capital equipment. The agreement expires on December 1, 1999. In connection with this lease agreement, the Company granted warrants to purchase 20,755 shares of common stock at $9.01 per share. The warrants are immediately exercisable and expire on April 30, 2006. The fair value allocated to the warrants using the Black-Scholes pricing model was $41,673. This amount is recorded as deferred financing costs and is being amortized over the term of the lease agreement.

5.  Segment Information (in thousands)

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company's reportable operating segments include Software Licenses and Services. The Software Licenses operating segment develops and markets the Company's process-oriented software development management products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company's products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit.

Operating segment data for the three months and six months ended June 30, 1998 and 1999 was as follows:

                                               Software
                                               Licenses       Services        Total
                                               --------       --------       --------
Three months ended June 30, 1998
    Revenues ...........................       $  3,600       $  3,100       $  6,700
    Cost of revenues ...................            200          1,900          2,100
                                               --------       --------       --------
       Gross profit ....................       $  3,400          1,200       $  4,600
                                               ========          =====       ========
Three months ended June 30, 1999
    Revenues ...........................       $  4,800       $  4,000       $  8,800
    Cost of revenues ...................            200          2,200          2,400
                                               --------       --------       --------
       Gross profit ....................       $  4,600       $  1,800       $  6,400
                                               ========       ========       ========
Six months ended June 30, 1998
    Revenues ...........................       $  7,300       $  6,200       $ 13,500
    Cost of revenues ...................            300          3,600          3,900
                                               --------       --------       --------
       Gross profit ....................       $  7,000       $  2,600       $  9,600
                                               ========       ========       ========
Six months ended June 30, 1999
    Revenues ...........................       $  9,000       $  8,000       $ 17,000
    Cost of revenues ...................            300          4,100          4,400
                                               --------       --------       --------
       Gross profit ....................       $  8,700       $  3,900       $ 12,600
                                               ========       ========       ========

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. United States information is derived from U.S. operations and includes revenues from sales to Canadian entities for the three and six months ended June 30, 1998 of $300 and $600, respectively, and for the three and six months ended June 30, 1999 of $800 and $1,500, respectively. No single country had a material amount of long-lived assets except for such assets in the United Kingdom of $547 at June 30, 1999.


                                            United States     International      Eliminations        Total
                                            -------------     -------------      ------------      --------
Three months ended June 30, 1998
    Revenues ...........................       $  4,400          $  3,500          $ (1,200)       $  6,700
    Gross profit .......................          3,300             1,300                             4,600
    Long-lived assets ..................          1,900               600                             2,500
Three months ended June 30, 1999
    Revenues ...........................          6,000             4,200            (1,400)          8,800
    Gross profit .......................          4,800             1,600                             6,400
    Long-lived assets ..................          1,200             1,000                             2,200
Six months ended June 30, 1998
    Revenues ...........................          8,800             6,900            (2,200)         13,500
    Gross profit .......................          6,600             3,000                             9,600
    Long-lived assets...................          1,900               600                             2,500
Six months ended June 30, 1999
    Revenues ...........................         11,200             8,500            (2,700)         17,000
    Gross profit .......................          9,100             3,500                            12,600
    Long-lived assets...................          1,200             1,000                             2,200

During the three months and six months ended June 30, 1998 and 1999, no single customer accounted for 10% or more of total revenue.

6.  Stock Option Plans

The following is a summary of stock option transactions under the Company's stock option plans, including the Employee Stock Option Plan and 1997 Equity Incentive Plan, for the three months ended June 30, 1999:

                                                                        Weighted
                                                                        average
                                                      Shares         exercise price
                                                    ----------      ----------------
                                                              (unaudited)
Outstanding, March 31, 1999 .................        2,436,704        $     2.45
Granted .....................................          146,412              8.00
Exercised ...................................          (16,477)             1.60
Canceled ....................................          (38,937)             2.65
                                                    ----------
Balance, June 30, 1999 ......................        2,527,706              2.78
                                                    ==========
Options exercisable at June 30, 1999 ........        1,003,500
                                                    ==========

7.  Subsequent Event

On August 3, 1999, the Company completed its initial public offering of 2,523,642 shares of common stock at $8.00 per share. The 2,523,642 shares were sold by the Company resulting in estimated net proceeds of approximately $17.6 million. Additional information is contained in the Company's Prospectus dated July 29, 1999 which was filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained that are not historical facts. When used in this Report the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

OVERVIEW

We provide software products and services for e-asset management, an emerging market segment that enables organizations to more effectively develop, enhance, deploy and manage their Internet and enterprise software systems. We originally incorporated in 1984 as a supplier of application software for the automotive industry. In 1987, we sold our application software business to focus on the development of a software change management product. In subsequent years, we expanded our focus to encompass a fully integrated change management suite. In 1994, we released the 4.0 version of the Continuus Change Management Suite. In May 1998, we released Continuus WebSynergy, a web content and application management solution, and began expanding our focus to include e-asset management.

Substantially all revenues have been derived from software licenses or from related services. Software license revenues are primarily based on the number of end-user seats and the number of copies of our server products that are licensed by customers. Customers often obtain an initial license for small groups and may later purchase additional licenses to cover more users. Currently, over half of our software license revenues result from sales to existing customers. Software license transactions generally average less than $100,000, although larger transactions do occur. We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2. License revenues from sales to end users are recognized upon shipment of the product if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period.

Service revenue includes consulting, training and maintenance services. We recognize consulting and training service revenue when earned and maintenance revenues ratably over the term of the agreement, generally 12 months. Consulting and training revenues are dependent upon the number of new software licenses and the number of employees and consultants available to staff engagements. Maintenance revenues are also dependent upon new software licenses and the rate at which existing customers renew their support agreements. The gross margins on the software licenses are significantly higher than the gross margins achieved for services. Total gross margins may be lower to the extent that service revenues increase as a percentage of total revenues.

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany and the United Kingdom. Our foreign subsidiaries bill customers and incur expenses in their local currencies which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 49.3% and 45.0% for the three months ended June 30, 1998 and 1999.

RESULTS OF OPERATIONS

Software Licenses. Software license revenues were $3.6 million and $7.3 million for the three and six months ended June 30, 1998, respectively, and $4.8 million and $9.0 million for the comparable periods in 1999. This represents increases of 35.4% and 23.1% for the three and six month periods, respectively. Software license revenues in North America were $1.7 million and $3.5 million for the three and six months ended June 30, 1998, respectively, and $2.8 million and $5.0 million for the comparable periods in 1999. This represents increases of 66.3% and 44.0% for the three and six month periods, respectively. These increases were primarily due to increased sales to internet-related customers. These customers consist of relatively new internet-centric businesses as well as internet and e-commerce operations within global 1000 class businesses. Software license revenues from international operations were $1.8 million and $3.8 million for the three and six months ended June 30, 1998, respectively, and $2.0 million and $4.0 million for the comparable periods in 1999. This represents increases of 6.9% and 4.1% for the three and six month periods, respectively. International revenues were negatively impacted by the effect of foreign currency fluctuations.

Services. Service revenues were $3.2 million and $6.2 million for the three and six months ended June 30, 1998, respectively, and $4.0 million and $8.1 million for the comparable periods in 1999. This represents increases of 25.7% and 29.1% for the three and six month periods, respectively. These increases were primarily due to increased orders for consulting and training services from new customers, which reflects the growth in software license revenues, as well as increased orders for consulting, training and maintenance services from existing customers.

Cost of Software Licenses. The cost of software license revenues includes both the amortization of prepaid royalty costs associated with third-party software which is embedded in our products and the costs associated with product documentation, packaging and shipping. The cost of software license revenues was $169,000 and $336,000 for the three and six months ended June 30, 1998, respectively, and $162,000 and $318,000 for the comparable periods in 1999. This represents decreases of 4.1% and 5.4% for the three and six month periods, respectively. The decreases were primarily due to lower product documentation costs. Gross margins on software licenses were 95.3% and 95.4% for the three and six months ended June 30, 1998, respectively, and 96.6% and 96.5% for the comparable periods in 1999.

Cost of Services. The cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. The cost of service revenues was $1.9 million and $3.6 million for the three and six months ended June 30, 1998, respectively, and $2.2 million and $4.1 million for the comparable periods in 1999. This represents increases of 14.0% and 14.8% for the three and six months periods, respectively. The increases were primarily due to increases in the size of our professional services organization worldwide. Gross margins on service revenues were 39.1% and 42.1% for the three and six months ended June 30, 1998, respectively, and 44.8% and 48.5% for the comparable periods in 1999. The increases in gross margins on service revenues were primarily due to increased utilization as new employees became more productive.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel and entertainment and promotional expenses. Sales and marketing expenses were $3.9 million and $7.5 million for the three and six months ended June 30, 1998, respectively, and $4.1 million and $8.2 million for the comparable periods in 1999. This represents increases of 4.9% and 9.5% for the three and six month periods, respectively. The higher sales and marketing expenses for the periods ended June 30, 1999 were due to increases in sales personnel expenses, including commissions, compensation, recruiting and training costs, resulting from new hires and a larger sales force. As a percentage of total revenues, sales and marketing expenses were 58.6% and 55.5% for the three and six months ended June 30, 1998, respectively, and 47.0% and 48.3% for the comparable periods in 1999.

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development costs were $1.1 million and $2.2 million for the three and six months ended June 30, 1998, respectively, and $1.3 million and $2.6 million for the comparable periods in 1999. This represents increases of 18.9% and 17.4% for the three and six month periods, respectively. The increases were primarily due to staffing increases to support the development of new products and the enhancement of existing products. As a percentage of total revenues, research and development expenses were 16.7% and 16.2% for the three and six months ended June 30, 1998, respectively, and 15.1% for each of the comparable periods in 1999.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $548,000 and $1.3 million for the three and six months ended June 30, 1998 and $814,000 and $1.5 million for the comparable periods in 1999. This represents increases of 48.5% and 17.0% for the three and six month periods, respectively. The increases were primarily due to increased personnel expenses, including salaries, bonuses, payroll taxes and facilities costs, resulting from new hires and a larger administrative staff. As a percentage of revenue, general and administrative expenses were 8.1% and 9.6% for the three and six months ended June 30, 1998, respectively, and 9.2 and 8.9% for the comparable periods in 1999.

Compensation Expenses Related to Stock Option Grants. Compensation expense related to the grant of options to purchase shares of common stock at exercises prices below the deemed value of our common stock were $57,000 and $98,000 for the three and six months ended June 30, 1999; there was no such expense in 1998.

Other Expenses. Other expenses consist primarily of interest expense and foreign currency translation expense. Other expenses were $142,000 and $349,000 for the three and six months ended June 30, 1998, respectively, and $283,000 and $579,000 for the comparable periods in 1999. The increases were primarily due to higher losses from foreign currency translation caused by the strengthening of the dollar as compared to certain foreign currencies. As a percentage of total revenues, other expenses were 2.1% and 2.6% for the three and six months ended June 30, 1998, respectively, and 3.2% and 3.4% for the comparable periods in 1999.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 1998 and June 30, 1999 consisted solely of minimum state income taxes due to our net loss in each of these periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had cash and cash equivalents of approximately $2.7 million, an increase of $259,000 from December 31, 1998. From inception through July 1999, we have financed our operations through private placements of our equity and debt securities. The private placement of equity securities has provided us with aggregate gross proceeds of approximately $18.4 million as of June 30, 1999. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. In August 1999, we completed an initial public offering of 2,523,642 shares of our common stock, generating estimated net proceeds of approximately $17.6 million.

As of June 30, 1999, the Company had outstanding the $6.0 million senior secured convertible debenture and additional capital commitments in the form of capital leases of $998,000. As of June 30, 1999, we also had available a $2.0 million revolving line of credit with a commercial bank which expires on April 22, 2001. To date, we have not made any draws on this line of credit. We have also entered into an equipment lease line for an aggregate of $1.0 million of which $156,000 was outstanding at June 30, 1999.

Our operating activities generated cash of $682,000 for the six months ended June 30, 1999 as compared to $234,000 in cash used for the six months ended June 30, 1998. The increase in cash generated was primarily due to our ability to generate income from operations.

Our investing activities used approximately $76,000 and $130,000 for the six months ended June 30, 1999 and 1998, primarily from property purchases. Expenditures for property and equipment were $377,000 for the six months ended June 30, 1999 as compared to $455,000 for the six months ended June 30, 1998. Most property acquired was computer hardware and software and was financed through capital leases. We anticipate that we will purchase similar levels of new equipment through the remainder of 1999. We anticipate moving to larger facilities in the first quarter of 2000 when our current lease expires, which will increase our expenditures for new property and equipment.

We believe that our existing cash balances and cash from operations will be sufficient to finance our operations through at least the next 18 months. If additional financing is needed, there can be no assurances that such financing will be available to us on commercially reasonable terms.

IMPACT OF YEAR 2000 PROBLEMS

Many computers, software applications and other equipment are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, some computers, software and other equipment could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are commonly referred to as the "year 2000 problem."

GENERAL READINESS ASSESSMENT. The year 2000 problem affects the computers, software applications and other equipment that we use, operate or maintain for our operations. As a result, we have established a year 2000 readiness committee fully supported by representatives of all departments.

ASSESSMENT OF CONTINUUS' SOFTWARE PRODUCTS. Beginning in 1997, we began assessing the ability of our software to operate properly in the year 2000. We believe the latest revisions, version 4.5 and higher, of our currently available software products on Windows and supported variants of UNIX are year 2000 compliant and that this software accurately processes date data from, into and between the 20th and 21st centuries. In particular, in June 1998, we issued a new version of our Continuus Change Management Suite that is year 2000 compliant. Approximately 70% of our customers have installed the year 2000 compliant version of the Continuus Change Management Suite to date. The needs of the remainder of our customers to install the year 2000 compliant version by the end of 1999 may require significant assistance from our consulting personnel later this year, which could interfere with our ability to fulfill all demands for our services. We expect to continue to test our new software and products for year 2000 compliance and compliance when used with other standard operating systems or computer platforms, including those developed by other companies.

ASSESSMENT OF INTERNAL INFRASTRUCTURE. We substantially completed year 2000 testing of our major information technology systems in October 1998 and have identified those components which are not year 2000 compliant. We have identified one information system which is not year 2000 compliant, our customer service help desk function. We have the upgrade software necessary to make the system compliant and we are in the process of installing the upgrade. In addition, we continue to test our systems on an ongoing basis and anticipate that the upgrade to the help desk function and any other remediation will be completed before September 30, 1999.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices may be affected by the year 2000 problem. We are currently assessing the potential effect and costs of remediating the year 2000 problem on our office equipment and our facilities. We expect to complete the process before September 30, 1999.

VENDORS AND SUPPLIERS. We completed our communications with external vendors and suppliers that provide us with material software and information systems in February 1999 to determine the extent to which their failure to remedy their own year 2000 problems would materially affect us. Based on our vendors' and suppliers' representations, we believe that the third-party hardware and software we employ is year 2000 compliant, except for one application which is expected to be updated and become year 2000 compliant in the third quarter of 1999. As we establish relationships with additional third parties, we intend to identify and resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third parties. Thus, while we expect that we will be able to resolve any issues involving third parties, there can be no assurance that the third parties will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could harm our business.

COSTS OF REMEDIATION. To date, we have not incurred any material costs directly associated with year 2000 compliance efforts, except for compensation expense associated with existing salaried employees who have devoted some of their time away from their primary responsibilities and instead to year 2000 assessment and remediation efforts. We estimate the total cost to us associated with year 2000 compliance, including costs of completing any required modification, upgrades or replacements of our internal systems, will not exceed $50,000, most of which we expect to incur before the end of the third quarter of 1999. This estimate is being monitored, and we will revise it as additional information becomes available.

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all year 2000 problems that could harm our business operations before the end of 1999. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict which year 2000 problem-related failures will occur or the severity, timing, duration or financial consequences of these potential failures. As a result, we believe that the following consequences are possible:

        - a significant number of operational inconveniences and inefficiencies for us and our customers that will divert management's time and attention as well as financial and human resources from ordinary business activities;

        - possible minor business disputes and claims, including claims under product warranty, due to year 2000 problems experienced by our customers and incorrectly attributed to our products or performance, which we believe will be resolved in the ordinary course of business; and

        - possible serious business disputes alleging that we failed to comply with the terms of contracts or industry standards, some of which could result in litigation or contract termination.

CONTINGENCY PLANS. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. We expect to complete our contingency plans by the end of the second quarter of 1999. Depending on the systems affected, these plans could include:

        -      accelerated replacement of affected equipment or software;

        - short to medium-term use of back-up equipment and software or other redundant systems;

        - increased work hours for our personnel or the hiring of additional information technology staff; and

        - the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

The discussion of our efforts and expectations relating to year 2000 compliance are forward-looking statements. Our ability to achieve year 2000 compliance, and the level of incremental costs associated with compliance, could be adversely affected by, among other things, the availability and cost of contract personnel and external resources, third party suppliers' ability to modify proprietary software, and unanticipated problems not identified in our ongoing review.

EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the European Union's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

We have not experienced any significant operational disruptions to date and we do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

RISK FACTORS

Our business, financial condition or results of operations could be harmed by any of the following risks.

OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY

Our quarterly revenues and operating results fluctuate significantly and may cause the price of our stock to fall. Our revenues and operating results depend primarily on the volume and timing of customer contracts we receive during a given quarter and the percentage of each contract we can recognize as revenue during each quarter. We have often recognized a substantial portion of our revenues in the last month of a quarter, with a concentration of these revenues in the last weeks or days of the third month. A delay in an anticipated sale near the end of a quarter can seriously harm our operating results for that quarter. Accordingly, our operating results may be below the expectations of analysts and investors. In this event, the price of our common stock will likely fall.

Our expense levels are relatively fixed in the short term and are based, in part, on our expectations of our future revenues. As a result, any delay in generating or recognizing revenues could cause significant variations in our operating results from quarter to quarter and could result in increased operating losses.

SEASONAL TRENDS IN SALES OF OUR SOFTWARE PRODUCTS MAY AFFECT OUR QUARTERLY OPERATING RESULTS

We have experienced and expect to continue to experience seasonality in sales of our software products. These seasonal trends materially affect our quarter-to-quarter operating results. We may experience weaker demand for our products and services in our third quarter each year, particularly in international markets, as a result of reduced sales activities during the summer months. As a result of customer buying patterns, we may also realize lower revenues in the first quarter of each year than in the preceding fourth quarter.

WE EXPECT FUTURE LOSSES

We may never become profitable. We have not achieved profitability and we expect to incur net losses in the foreseeable future. We incurred net losses of $3.9 million in 1998 and $420,000 for the six months ended June 30, 1999. As of June 30, 1999, we had an accumulated deficit of $23.9 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability.

Although our revenues have grown in recent quarters, we cannot be certain that revenue growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

CUSTOMER FOCUS AND SPENDING ON YEAR 2000 REMEDIATION MAY REDUCE OUR FUTURE REVENUES

Our revenues may be reduced by customer focus on year 2000 problems. Many computers, software applications and other equipment are not capable of distinguishing 21st century dates from 20th century dates. As a result, beginning on January 1, 2000, some computers, software and other equipment could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900 rather than 2000. These problems are commonly referred to as the "year 2000 problem."

Many customers may spend their limited financial and personnel resources remediating year 2000 problems, thereby delaying or foregoing entirely investment in more general IT products such as our products. This trend could reduce our revenues in 1999 and 2000.

A REDUCTION IN REVENUES FROM THE CONTINUUS CHANGE MANAGEMENT SUITE WOULD HARM OUR BUSINESS

A decline in the demand for Continuus Change Management Suite and the revenues associated with licenses of the Continuus Change Management Suite would reduce our total revenues and harm our business. In 1998, sales of the Continuus Change Management Suite or its components accounted for approximately 94% of our total software license revenues. In comparison, Continuus WebSynergy-related sales accounted for 6% of our total software license revenues in 1998. We expect that the Continuus Change Management Suite will continue to account for a substantial portion of our total revenues for the foreseeable future. The following events may reduce the demand for the Continuus Change Management Suite:

        -      competition from other products;

        - significant flaws in our software products or incompatibility with third-party hardware or software products;

        -      negative publicity or evaluation; or

        - obsolescence of the hardware platforms or software environments in which our systems run.

SINCE OUR FUTURE REVENUES PARTIALLY DEPEND ON OUR NEW INTERNET PRODUCT, OUR REVENUES MAY SUFFER IF WE CANNOT SUCCESSFULLY MARKET THIS NEW PRODUCT

A substantial portion of our revenues in the future may be derived from Continuus WebSynergy Suite and related services. A decline in the price of, or demand for, Continuus WebSynergy, or our failure to achieve broad market acceptance of Continuus WebSynergy, may reduce our revenues.

WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL WE NEED TO ACHIEVE SIGNIFICANT REVENUE GROWTH

We may not be able to recruit and retain the personnel we need to achieve significant revenue growth. Our future success depends upon our ability to recruit, train and retain additional sales and technical support personnel. We sell our products primarily through our direct sales force and we support our customers with our internal technical support staff. In the past, we have had difficulty recruiting and retaining qualified personnel, and we cannot guarantee that we will not experience similar difficulties in the future. Factors that may affect our ability to recruit and retain personnel include:

        - our ability to effectively manage an expansion of our sales and technical support personnel and retain this personnel; and

        - competition for qualified personnel from larger, more established companies who have greater financial resources than we do.

In 1996 and 1998, we suffered a material decline in sales growth due to turnover in our sales force. If we experience turnover in our sales force in the future, our operating results will suffer. Newly hired sales personnel generally do not become fully productive until they have worked for at least two quarters. Because of the time required to recruit new sales personnel and for them to become fully productive, we cannot quickly and easily expand our sales force in response to unanticipated events.

THE SALES CYCLE FOR OUR PRODUCTS IS LONG AND MAY HARM OUR OPERATING RESULTS

The period of time between initial customer contact and an actual sales order may span six months or more. This long sales cycle increases the risk that we will not forecast our revenue accurately and adjust our expenditures accordingly. The longer the sales cycle lasts, the more likely a customer is to decide not to purchase our products or to scale down its order of our products for various reasons, including:

        -      changes in our customers' budgets and purchasing priorities;

        - actions by competitors, including introduction of new products and price reductions; and

        - diversion of resources and management's attention to other information technology issues, such as year 2000 issues.

In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our products, which may cause additional delays during the evaluation process.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER

In 1998, we generated approximately 58% of our software license revenues from repeat business from existing customers. If we fail to generate repeat and expanded business from our customers, our revenues will suffer. Our ability to generate repeat business from current customers depends on many factors. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their perception of competitive alternatives. A customer's decision whether to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new product suites, our current customers may not require the functionality of our new products and may not ultimately license these products.

INTENSE COMPETITION MAY CAUSE US TO REDUCE PRICES OR LOSE CUSTOMERS

The markets for integrated Internet and enterprise software asset management solutions are intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We expect to experience significant and increasing levels of competition in the future. Competition may result in price reductions, reduced margins or loss of customers which in turn could harm our profitability.

Many of our existing competitors, as well as a number of potential competitors, have larger technical staffs, more established and larger marketing and sales organizations, and significantly greater financial resources than we do. Moreover, we have limited proprietary barriers to entry that could keep our competitors from developing similar products or selling competing products in our markets. We may not be able to maintain our competitive position against current or future competitors, especially those with greater resources.

IF THE EMERGING MARKET FOR E-ASSET MANAGEMENT SOLUTIONS DOES NOT DEVELOP AS WE ANTICIPATE, OUR REVENUES MAY SUFFER

We are expanding beyond our traditional software change management solution to provide our customers with e-asset management, which provides a more comprehensive, integrated solution to support broader needs. Potential customers may not fully appreciate the value of our comprehensive and integrated e-asset management solution as compared to traditional change management software. As a result, the e-asset management market generally may not develop and continue or grow as we anticipate. Any failure of this market to develop or grow would harm our revenues.

CHANGES IN INTERNET TECHNOLOGY AND STANDARDS MAY IMPEDE MARKET ACCEPTANCE OF OUR INTERNET PRODUCT

Rapidly changing Internet technology and standards may impede market acceptance of Continuus WebSynergy. The success of Continuus WebSynergy will require us to develop and introduce new technologies and product suites and to offer functionality that we do not currently provide. Continuus WebSynergy has been designed and the full e-asset management solution will be designed based upon prevailing Internet technology. If Internet technologies emerge that are incompatible with Continuus WebSynergy or other new Internet products we develop, our products may become obsolete and existing and potential new customers may seek alternatives to them. We may not be able to quickly adapt our products to new Internet technology.

THE COSTS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS MAY NEGATIVELY IMPACT OUR OPERATING MARGINS

We derived approximately 52% of our total revenues in 1998 from sales outside North America, principally in Europe. During the six months ended June 30, 1999, we derived approximately 47% from sales outside North America. Our international operations require and will continue to require significant management attention and financial resources. If we fail to expand international sales in a timely and cost-effective manner, our operating margins will decrease. We believe that our growth and profitability will depend in part on additional expansion of sales in foreign markets.

IF WE CANNOT MANAGE THE ADDITIONAL CHALLENGES PRESENTED BY OUR INTERNATIONAL OPERATIONS, OUR REVENUES AND PROFITABILITY MAY SUFFER

We face additional challenges from our continued operations in foreign countries. Our revenues and profitability could suffer if we cannot manage these challenges, which include:

        -      longer payment cycles;

        -      difficulties in staffing and managing foreign operations;

        - increased sales and marketing and research and development expenses;

        -      costs and risks of relying upon distributors;

        -      various and changing regulatory requirements;

        -      export restrictions and availability of export licenses;

        -      tariffs and other trade barriers;

        -      political and economic instability; and

        -      potentially adverse tax laws.

Foreign laws also govern a certain number of our customer purchase agreements, which may differ significantly from U.S. laws. Therefore, we may be limited in our ability to enforce our rights under foreign agreements and to collect payments should any customer refuse to pay us.

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES

Our international customers pay us in their local currencies. For the six months ended June 30, 1999, we derived approximately 41% of our revenues in foreign local currencies. Consequently, any gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Although we may utilize some hedging in the future, we currently do not utilize foreign currency hedging instruments. Historically foreign currency gains and losses have not been material to our financial performance. We cannot guarantee that fluctuations in currency rates will not harm our business, operating results and financial condition in the future.

FAILURE TO MANAGE OUR GROWING OPERATIONS COULD INCREASE COSTS AND CAUSE DELAYS IN MEETING OUR BUSINESS OBJECTIVES

We plan to increase business opportunities through an expansion of our distribution network in the United States and internationally. However, we cannot guarantee that the efforts and funds directed towards expanding our distribution network will succeed. Our failure to implement new operational and financial control systems to accommodate growth could increase costs and cause delays in meeting our objectives. Any future growth will also depend on, among other things, our ability to gain market acceptance for our products in new geographic areas and to monitor and control the additional costs and expenses associated with expansion. We cannot guarantee that we can successfully manage these aspects of our business.

Any business opportunities will increase demands on our systems and controls. To deal with these concerns, we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls and to hire additional administrative personnel. We cannot be sure that we can complete the implementation of these systems, procedures and controls or hire needed personnel in a timely manner.

OUR NEW EXECUTIVE TEAM MAY NOT BE ABLE TO WORK TOGETHER TO MEET OUR BUSINESS OBJECTIVES, WHICH MAY HARM OUR SALES AND PROFITABILITY

Several of our executive officers have been employed by us for a relatively short period of time. Our Vice President, Research and Development, joined in August 1998, our Chief Financial Officer joined in December 1998 and our Vice President, Americas Operations, joined in March 1999. In addition, our former Vice President, Research and Development, became Vice President, Marketing in August 1998. The failure of the new management team to work together effectively could delay efficient decision-making and execution by our executive team, affecting product development and sales and marketing efforts, which would negatively impact our profitability and sales.

OUR PRODUCTS MAY BECOME OBSOLETE AND UNMARKETABLE

The introduction of products utilizing new technologies and the emergence of new industry standards could render our existing products and products currently under development obsolete and unmarketable. The following factors characterize the markets for our products:

        -      rapid technological advances;

        -      evolving industry standards;

        -      changes in end-user requirements; and

        -      frequent new product introductions and enhancements.

As a result, our future success depends upon our ability to enhance our current products and successfully develop, introduce and sell new products that incorporate new technology and respond to evolving end-user requirements. Any failure to anticipate or adequately respond to technological developments or end-user requirements, any significant delays developing or introducing new products, or any failure of new products or features to provide the benefits expected or to achieve market acceptance could damage our competitive position in the marketplace and reduce revenues. We cannot guarantee that we will succeed in developing and marketing new products or enhancements on a timely basis or that we will not experience significant delays in the future.

SIGNIFICANT LIABILITY CLAIMS FROM OUR CUSTOMERS COULD REDUCE OUR REVENUES, INCREASE OUR COSTS AND DELAY MARKET ACCEPTANCE OF OUR PRODUCTS

Because our software products are complex, they often contain errors or "bugs" that can be detected at any point in a product's life cycle. These defects are most frequently found during the period immediately following the introduction of new products or enhancements to existing products and may be discovered in the future. Software defects discovered after we ship our products could result in loss of revenues or delays in market acceptance. Although we do from time to time incur costs in correcting software defects, to date, no errors in our software products have materially affected our results of operations. Because we rely on our own products in connection with developing our software, any software errors or defects could make it more difficult for us to develop software in the future.

We typically design our customer license agreements to contain provisions which limit our exposure to potential product liability claims. Specifically, in agreements with our customers we attempt to limit our liability for special and indirect damages, as well as damages related to the loss of data, revenue or profits. We also attempt to limit our liability to the contract price or the replacement cost of the software. However, we cannot guarantee that contractual limitations of liability would be enforceable or would otherwise protect us from liability for damages to a customer resulting from a defect in one of our products, or associated with the professional services we render. Although we maintain insurance which covers damages arising from the implementation and use of our products, we are not certain that our insurance would cover or be sufficient to cover any product liability claims against us. Moreover, we incur risks of professional and other liability stemming from our training and consulting services. Any product liability or other claims against us, if successful and of sufficient magnitude, could harm our profitability and future sales.

IF WE CANNOT OBTAIN A COST-EFFECTIVE LICENSE TO AN APPROPRIATE DATABASE MANAGEMENT SYSTEM, OUR PROFITABILITY MAY SUFFER

We rely upon a database management system developed by Informix Software, Inc., embedded in the Continuus Change Management Suite pursuant to a license that expires on December 31, 1999. The Informix system, which is an industry standard relational database engine, manages the repository database that contains all of the information about the e-assets managed by the Continuus Change Management Suite. We cannot be sure that Informix's product lines will continue to be available to us on commercially reasonable terms. If Informix is acquired or abandons or fails to enhance the database, we may need to seek other suppliers. A replacement system may not be available upon similar economic terms. An increase in the expense of a database management system could reduce our profitability.

FUTURE ACQUISITIONS MAY DECREASE OUR PROFIT MARGINS BY CONSUMING RESOURCES

Acquisitions can be expensive and time-consuming transactions. If we acquire businesses or technologies in future acquisitions, our resources may be diverted to completing the acquisitions and assimilating the acquired businesses or technologies. Our profit margins could be negatively affected by this consumption of resources.

THE VALUE OF AN ACQUIRED BUSINESS OR TECHNOLOGY MAY DIMINISH FOLLOWING AN ACQUISITION

We do not have significant experience at evaluating or completing acquisitions. If the value of a business or technology we acquire diminishes following an acquisition, our profitability could be harmed. The following occurrences may cause the value to diminish:

        - we might lose the key employees and customers of an acquired business;

        - the technology acquired may prove to be unproductive or may infringe on the rights of another;

        -      a newly-acquired business may not perform as well as we expected;
               and

        -      we may assume unknown liabilities.

POTENTIAL YEAR 2000 PROBLEMS WITH OUR SOFTWARE OR OUR INTERNAL OPERATING SYSTEMS COULD INCREASE COSTS AND REDUCE REVENUES

If any of our licensees experience year 2000 problems as a result of their use of our software products, those licensees could assert claims for damages which, if successful, could harm our profitability. We believe that current versions of our software products are generally year 2000 compliant. However, we may learn that certain of our software products do not contain all of the software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates.

IF CUSTOMERS NEED TO INSTALL THE YEAR 2000 COMPLIANT VERSION OF CONTINUUS CHANGE MANAGEMENT SUITE BEFORE THE END OF 1999, OUR CONSULTING SERVICES MAY BE SIGNIFICANTLY AFFECTED

Our ability to provide adequate levels of service to our customers may be affected by demands on our personnel which are related to year 2000 compliance. In June 1998, we issued a new version of the Continuus Change Management Suite that is year 2000 compliant. Approximately 70% of our customers have implemented the year 2000 compliant version to date. The needs of the remainder of our customers to implement the year 2000 compliant version by the end of 1999 may divert the attention of our consulting personnel. Our consulting personnel may be unable to adequately provide our standard services because of the need to address year 2000 compliance issues. Consequently, customer relations may be strained.

OUR STOCK PRICE IS VOLATILE

The stock market in general, and the Nasdaq National Market and the stock of software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to a company's operating performance. The trading prices of many software companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. The trading price of our common stock has fluctuated and may continue to fluctuate in response to factors described elsewhere in this Report and:

        -      general market conditions;

        -      announcements of technological innovations or new products;

        - publicity regarding actual or potential results with respect to technologies or products under development;

        -      changes in recommendations of securities analysts; and

        -      other events or factors, many of which are beyond our control.

These broad market and industry factors may reduce our stock price, regardless of our actual operating performance.

WE MAY BE SUBJECT TO LITIGATION DUE TO THE VOLATILITY OF OUR STOCK PRICE

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against volatile companies. Securities class-action litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which would harm our profitability.

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public market following our initial public offering, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At June 30, 1999, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

We have not invested in derivative financial instruments. We have foreign currency exposure since we transact business in foreign currencies. However, foreign currency translation and transaction gains and losses have not been significant. A significant change in foreign currency values could harm our financial position and results of operations.


PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Recent Sales of Unregistered Securities

During the quarter ended June 30, 1999, we sold and issued the following securities which were not registered under the Securities Act of 1933:

        (1) During the period, 16,392 shares of common stock were issued pursuant to the exercise of stock options granted under our Employee Stock Option Plan.

        (2) During the period, we granted stock options to employees, officers and directors under our 1997 Equity Incentive Plan covering an aggregate of 146,412 shares of common stock. The options vest over a period of time following their respective dates of grant. In addition, 85 shares of common stock were issued pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan.

        (3) In April 1999, we issued warrants to purchase an aggregate of 53,910 shares of common stock at an exercise price of $9.01 per share. The warrants were issued to certain of our investors in exchange for their guaranty of our obligations under a $2,000,000 revolving line of credit.

        (4) In April 1999, we issued warrants to purchase an aggregate of 20,755 shares of common stock at an exercise prices of $9.01 per share. The warrants were issued to a third party in connection with an agreement with the same third party to lease certain capital equipment.

The grant of stock options described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

The sale and issuance of securities in the transactions described in paragraphs
(3) and (4) above were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

The recipients represented their intention to acquire the securities for investment purposes only and not with a view to the distribution thereof. Appropriate legends are affixed to the securities issued in such transactions. All recipients either received adequate information about Continuus or had access, through employment or other relationships, to such information.

On July 28, 1999, our Form S-1 registration statement (File No. 333-76893) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 2,523,642 shares of our common stock, $.001 par value. The offering commenced on July 29, 1999 and the sale to the public of 2,523,642 shares of common stock at $8.00 per share was completed on August 3, 1999 for an aggregate price of approximately $20.2 million. The registration statement covers an additional 378,546 shares of common stock that the underwriters have the option to purchase solely to cover over-allotments. The managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc. and CIBC World Markets Corp.

Expenses we incurred through July 29, 1999 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $1.41 million and other expenses of approximately $1.17 million. Total estimated offering expenses of approximately $2.58 million are expected to result in net offering proceeds to Continuus of approximately $17.6 million. No expenses were paid to directors, officers or affiliates of Continuus or 10% owners of any class of equity securities of Continuus.

Of the estimated net offering proceeds to the Company of approximately $17.6 million, through August 3, 1999, the entire amount remains as working capital. No payments were made to directors, officers or affiliates of Continuus or 10% owners of any class of equity securities of Continuus.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 24, 1999 we distributed an information statement in connection with our initial public offering for written consent of our shareholders. The proposals contained in the information statement were as follows:

1. Reverse stock split. Proposal to effect a 1-for-2.65 reverse stock split of our common stock.

2. Reincorporation of Continuus in Delaware. Proposal to change our state of incorporation from California to Delaware.

3. Amendment and Restatement of Certificate of Incorporation. Proposal to amend and restate our Certificate of Incorporation to delete obsolete and unnecessary provisions following our initial public offering.

4. 1999 Employee Stock Purchase Plan. Proposal to approve the 1999 Employee Stock Purchase Plan which would provide our employees with an opportunity to purchase our common stock at a discount through accumulated payroll deductions.

5. Indemnity Agreements. Proposal to approve the form of Indemnity Agreement and to authorize us to enter into the agreement with our directors and executive officers.

Each of the proposals was approved by a vote of 15,271,553 shares in favor and 17,188 shares opposed (pre-split).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:


               11.1 Computation of net loss per share and pro forma net loss per share

               27.1        Financial Data Schedule

        B)     REPORTS ON FORM 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CONTINUUS SOFTWARE CORPORATION



Date:   August 16, 1999            By: /s/ John R. Wark
                                       -----------------------------------------
                                       John R. Wark
                                       President, Chief Executive Officer and
                                       Chairman of the Board of Directors
                                       (Principal Executive Officer)



Date:   August 16, 1999            By: /s/ Steven L. Johnson
                                       -----------------------------------------
                                       Steven L. Johnson
                                       Vice President, Finance, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)