Form 10-Q
period 1999-09-30
CONTINUUS SOFTWARE CORP /CA
filed 1999-11-15
CIK 1048044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

                                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM _______________TO  _______________.

                        COMMISSION FILE NUMBER 000-26797

--------------------------------------------------------------------------------

                               CONTINUUS SOFTWARE
                                   CORPORATION

             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

         DELAWARE                                              43-1070080
      (State or other                                       (I.R.S. Employer
      jurisdiction of                                      Identification No.)
     incorporation or
       organization)

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

(1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 8,944,570 as of November 1, 1999.

================================================================================

                         CONTINUUS SOFTWARE CORPORATION

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheets at December 31, 1998 and September 30, 1999
          (unaudited).................................................................   3
        Consolidated Statements of Operations and Comprehensive  Income (Loss)
          for the  Three and Nine Months Ended September 30, 1998 and 1999
          (unaudited).................................................................   4
        Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1999 (unaudited).....................................   5
        Notes to Consolidated Financial Statements (unaudited)........................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................  10
        Risk Factors..................................................................  15

Item 3. Quantitative and Qualitative Disclosure About Market Risk...................... 23

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings........................................................... 23
Item 2.    Changes in Securities and Use of Proceeds................................... 23
Item 6.    Exhibits and Reports on Form 8-K............................................ 25
           Signatures...................................................................26

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   DECEMBER 31,      SEPTEMBER 30,
                                                                                       1998              1999
                                                                                     --------          --------
                                                                                                      (unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..................................................         $  2,452          $ 17,490
Short-term investments .....................................................                -             4,497
Accounts receivable, net ...................................................            7,067             7,877
Prepaid expenses and other current assets ..................................              777               904
                                                                                     --------          --------
  Total current assets .....................................................           10,296            30,768
Property, net ..............................................................            1,691             1,869
Other assets ...............................................................              761               840
  Total assets .............................................................         $ 12,748          $ 33,477
                                                                                     ========          ========
LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable ...........................................................         $    796          $  2,289
Accrued liabilities ........................................................            3,568             5,445
Deferred revenue ...........................................................            4,400             4,407
Current portion of capital lease obligations ...............................              699               545
                                                                                     --------          --------
   Total current liabilities ...............................................            9,463            12,686
Capital lease obligations, net of current portion ..........................              440               315
Convertible note payable ...................................................            6,000             6,000
Commitments and contingencies
Shareholders equity (deficiency):
Preferred stock, $.001 par value, 5,000,000 shares authorized, 5,000 shares
  issued and outstanding ...................................................                -             4,000

Series A convertible preferred stock, no par value; 2,291,518 shares authorized, 2,275,659 and no shares issued and outstanding at December 31,
  1998 and September 30, 1999 ..............................................            7,900                 -
Series B convertible preferred stock, no par value; 451,243 shares authorized, 451,243 and no shares issued and outstanding at December 31,
  1998 and September 30, 1999 ..............................................            1,769                 -
Series C convertible preferred stock, no par value; 804,667 shares authorized, 747,525 and no shares issued and outstanding at December 31,
  1998 and September 30, 1999 ..............................................            4,118                 -
Series D convertible preferred stock, no par value; 361,178 shares authorized, 361,178 and no shares issued and outstanding at December 31,
  1998 and September 30, 1999 ..............................................            1,879                 -
Series E convertible preferred stock, no par value; 783,019 shares authorized, 470,849 and no share issued and outstanding at December 31,
  1998 and September 30, 1999 ..............................................            2,352                 -
Common stock $.001 par value; 40,000,000 shares authorized, 1,630,250 and
  8,930,870 shares issued and outstanding at December 31, 1998 and September
  30, 1999 .................................................................                2                 9
Additional paid-in capital .................................................            1,898            33,956
Warrants to purchase common stock ..........................................              114                70
Warrants to purchase Series E convertible preferred stock ..................              248                 -
Accumulated other comprehensive income - net unrealized gain on available for
  sale securities ..........................................................                -                17
Accumulated deficit ........................................................          (23,435)          (23,576)
                                                                                     --------          --------
   Net shareholders equity (deficiency) ....................................           (3,155)           14,476
                                                                                     --------          --------
   Total liabilities and shareholders equity (deficiency) ..................         $ 12,748          $ 33,477
                                                                                     ========          ========



          See accompanying notes to consolidated financial statements.

                CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                  --------------------------         --------------------------
                                                    1998              1999             1998              1999
                                                  --------          --------         --------          --------
                                                           (unaudited)                       (unaudited)
Revenues:
  Software licenses .....................         $  2,852          $  5,304         $ 10,162          $ 14,304
  Services ..............................            3,256             4,348            9,491            12,399
                                                  --------          --------         --------          --------
         Total revenues .................            6,108             9,652           19,653            26,703
Cost of revenues:
  Software licenses .....................              157               152              493               470
  Services ..............................            1,935             2,230            5,546             6,375
                                                  --------          --------         --------          --------
        Total cost of revenues .........             2,092             2,382            6,039             6,845
                                                  --------          --------         --------          --------
Gross profit ...........................             4,016             7,270           13,614            19,858
Operating expenses:
  Sales and marketing ...................            3,932             4,565           11,455            12,803
  Research and development ..............            1,159             1,438            3,347             4,007
  General and administrative ............              679               895            1,976             2,413
  Compensation expense related to stock
     option grants ......................               --                57               --               155
                                                  --------          --------         --------          --------
         Total operating expenses .......            5,770             6,955           16,778            19,378
                                                  --------          --------         --------          --------
Income (loss) from operations ...........           (1,754)              315           (3,164)              480
Other expense, net ......................              138                34              487               612
                                                  --------          --------         --------          --------
Income (loss) before income tax provision           (1,892)              281           (3,651)             (132)
Income tax provision ....................                3                 1               19                 8
                                                  --------          --------         --------          --------
Net income (loss) .......................         $ (1,895)         $    280         $ (3,670)         $   (140)
                                                  ========          ========         ========          ========
Other comprehensive income - Net
  unrealized gain on available for sale
  securities ............................               --                17               --                17
                                                  --------          --------         --------          --------
Comprehensive income (loss) .............         $ (1,895)         $    297         $ (3,670)         $   (123)
                                                  ========          ========         ========          ========
Basic earnings (loss) per share .........         $  (1.17)         $   0.04         $  (2.27)         $  (0.04)
                                                  ========          ========         ========          ========
Diluted earnings (loss) per share .......         $  (1.17)         $   0.03         $  (2.27)         $  (0.04)
                                                  ========          ========         ========          ========
Basic weighted average common shares ....            1,624             6,888            1,615             3,426
                                                  ========          ========         ========          ========
Diluted weighted average common shares ..            1,624            10,188            1,615             3,426
                                                  ========          ========         ========          ========



          See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            --------------------------
                                                                              1998              1999
                                                                            --------          --------
                                                                                    (unaudited)
Cash flows from operating activities:
Net loss ..........................................................         $ (3,670)         $   (140)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
  Provision for doubtful accounts .................................               81                80
  Depreciation and amortization ...................................              965               827
  Loss (gain) on disposition of property ..........................               (1)                2
  Compensation expense related to stock option grants .............               --               155
  Changes in operating assets and liabilities:
    Accounts receivable ...........................................            2,137              (890)
    Prepaid expenses and other assets .............................              (33)             (141)
    Accounts payable ..............................................              160             1,493
    Accrued liabilities ...........................................             (112)            1,877
    Deferred revenue ..............................................           (1,600)                7
                                                                            --------          --------
      Net cash (used in) provided by operating activities .........           (2,073)            3,270
Cash flows from investing activities:
Purchases of property .............................................             (436)             (627)
Purchase of short-term investments ................................               --            (4,480)
Proceeds from disposition of property .............................               13                 1
                                                                            --------          --------
      Net cash used in investing activities .......................             (423)           (5,106)
Cash flows from financing activities:
Payments on obligations under capital leases ......................             (816)             (660)
Proceeds from issuance of common stock, net .......................               43            17,534
                                                                            --------          --------
      Net cash (used in) provided by financing activities .........             (773)           16,874
                                                                            --------          --------
Net (decrease) increase in cash and cash equivalents ..............           (3,269)           15,038
Cash and cash equivalents, beginning of period ....................         $  6,175          $  2,452
                                                                            ========          ========
Cash and cash equivalents, end of period ..........................         $  2,906          $ 17,490
                                                                            ========          ========
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest ......................................................         $    659          $    636
                                                                            ========          ========
    Income taxes ..................................................         $     17          $      8
                                                                            ========          ========
Noncash items:
Acquisition of property through capital lease .....................         $    508          $    381
                                                                            ========          ========
Issuance of warrants to purchase common stock .....................         $     --          $     65
                                                                            ========          ========
Conversion of common stock to preferred stock .....................         $     --          $  4,000
Net exercise of warrants to purchase common stock .................         $     --          $    109
Net exercise of warrants to purchase Series E convertible
    preferred stock ...............................................         $     --          $    248



          See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

The results of operations for the interim periods ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. For further information on additional factors that may affect future results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Consolidated Financial Statements and Notes thereto included in the Registration Statement.

2.  Net Income (Loss) Per Share

The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earning per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

3.  Recent Accounting Pronouncements

Pursuant to SFAS No. 130, Reporting Comprehensive Income, the Company has included statements of comprehensive income (loss) for the three and nine months ended September 30, 1998 and 1999.

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

Operating segment data for the three months and nine months ended September 30, 1998 and 1999 was as follows:

                                             Software
                                             Licenses         Services         Total
                                              -------         -------         -------
Three months ended September 30, 1998
    Revenues ........................         $ 2,900         $ 3,200         $ 6,100
    Cost of revenues ................             200           1,900           2,100
                                              -------         -------         -------
       Gross profit .................         $ 2,700         $ 1,300         $ 4,000
                                              =======         =======         =======
Three months ended September 30, 1999
    Revenues ........................         $ 5,300         $ 4,400         $ 9,700
    Cost of revenues ................             200           2,200           2,400
                                              -------         -------         -------
       Gross profit .................         $ 5,100         $ 2,200         $ 7,300
                                              =======         =======         =======
Nine months ended September 30, 1998
    Revenues ........................         $10,200         $ 9,500         $19,700
    Cost of revenues ................             500           5,600           6,100
                                              -------         -------         -------
       Gross profit .................         $ 9,700         $ 3,900         $13,600
                                              =======         =======         =======
Nine months ended September 30, 1999
    Revenues ........................         $14,300         $12,400         $26,700
    Cost of revenues ................             500           6,300           6,800
                                              -------         -------         -------
       Gross profit .................         $13,800         $ 6,100         $19,900
                                              =======         =======         =======


Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. United States information is derived from U.S. operations and includes revenues from sales to Canadian entities for the three and nine months ended September 30, 1998 of $200 and $800, respectively, and for the three and nine months ended September 30, 1999 of $400 and $1,900, respectively. No single country had a material amount of long-lived assets except for such assets in the United Kingdom of $541 at September 30, 1999.

                                               United States   International    Eliminations       Total
                                               -------------   -------------    ------------       -----
Three months ended September 30, 1998
    Revenues ............................         $ 3,700         $ 3,500         $(1,100)        $ 6,100
    Gross profit ........................           2,700           1,300                           4,000
    Long-lived assets ...................           1,700           1,100                           2,800
Three months ended September 30, 1999
    Revenues ............................           6,400           4,600          (1,300)          9,700
    Gross profit ........................           5,200           2,100                           7,300
    Long-lived assets ...................           1,700           1,000                           2,700
Nine months ended September 30, 1998
    Revenues ............................          12,600          10,400          (3,300)         19,700
    Gross profit ........................           9,300           4,300                          13,600
    Long-lived assets ...................           1,700           1,100                           2,800
Nine months ended September 30, 1999
    Revenues ............................          17,700          13,000          (4,000)         26,700
    Gross profit ........................          14,300           5,600                          19,900
    Long-lived assets ...................           1,700           1,000                           2,700

During the three months and nine months ended September 30, 1998 and 1999, no single customer accounted for 10% or more of total revenue.

6.  Stock Option Plans

The following is a summary of stock option transactions under the Company's stock option plans, including the Employee Stock Option Plan and 1997 Equity Incentive Plan, for the three months ended September 30, 1999:

                                                                       Weighted
                                                                   average exercise
                                                     Shares             price
                                                     ------        ----------------
Outstanding, June 30, 1999 ..............          2,527,706           $ 2.78
Granted .................................             44,169             6.67
Exercised ...............................            (15,042)            1.50
Canceled ................................            (45,965)            2.63
                                                   ---------
Balance, September 30, 1999 .............          2,510,868             2.86
                                                   =========
Options exercisable at September 30, 1999          1,199,016
                                                   =========


7.  Initial Public Offering

On August 3, 1999, the Company completed its initial public offering of 2,523,642 shares of common stock at $8.00 per share. The 2,523,642 shares were sold by the Company resulting in net proceeds of approximately $17.4 million. Additional information is contained in the Company's Prospectus dated July 29, 1999 which was filed with the Securities and Exchange Commission.

8.   Subsequent Event

On October 21, 1999, the Board of Directors of the Company approved the grant of stock options pursuant to the Company's 1997 Equity Incentive Plan to purchase up to an aggregate of 650,000 shares of common stock to employees of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained that are not historical facts. When used in this Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

OVERVIEW

We provide software products and services for eAsset management, an emerging market segment that enables organizations to more effectively develop, enhance, deploy and manage their Internet and enterprise software systems. We originally incorporated in 1984 as a supplier of application software for the automotive industry. In 1987, we sold our application software business to focus on the development of a software change management product. In subsequent years, we expanded our focus to encompass a fully integrated change management suite. In 1994, we released the 4.0 version of the Continuus Change Management Suite. In May 1998, we released Continuus WebSynergy, a web content and application management solution, and began expanding our focus to include eAsset management.

Substantially all revenues to date have been derived from software licenses or from related services. Software license revenues are primarily based on the number of end-user seats and the number of copies of our server products that are licensed by customers. Customers often obtain an initial license for small groups and may later purchase additional licenses to cover more users. Currently, over half of our software license revenues result from sales to existing customers. Software license transactions generally average less than $100,000, although larger transactions do occur. We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2. License revenues from sales to end users are recognized upon shipment of the product if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period.

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

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany and the United Kingdom. Our foreign subsidiaries bill customers and incur expenses in their local currencies which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 53.9% and 44.2% for the three months ended September 30, 1998 and 1999.

RESULTS OF OPERATIONS

Software Licenses. Software license revenues were $2.9 million and $10.2 million for the three and nine months ended September 30, 1998, respectively, and $5.3 million and $14.3 million for the comparable periods in 1999. This represents increases of 86.0% and 40.8% for the three and nine month periods, respectively. Software license revenues in North America were $1.2 million and $4.7 million for the three and nine months ended September 30, 1998, respectively, and $3.0 million and $8.1 million for the comparable periods in 1999. This represents increases of 160.3% and 73.2% for the three and nine month periods, respectively. These increases were primarily due to increased sales to internet-related customers. These customers consist of relatively new internet-centric businesses as well as internet and e-commerce operations within global 1000 class businesses. Software license revenues from international operations were $1.7 million and $5.5 million for the three and nine months ended September 30, 1998, respectively, and $2.3 million and $6.2 million for the comparable periods in 1999. This represents increases of 34.5% and 13.4% for the three and nine month periods, respectively.

Services. Service revenues were $3.2 million and $9.5 million for the three and nine months ended September 30, 1998, respectively, and $4.4 million and $12.4 million for the comparable periods in 1999. This represents increases of 33.5% and 30.6% for the three and nine month periods, respectively. These increases were primarily due to increased orders for consulting and training services from new customers, which reflects the growth in software license revenues, as well as increased orders for consulting, training and maintenance services from existing customers.

Cost of Software Licenses. The cost of software license revenues includes both the amortization of prepaid royalty costs associated with third-party software which is embedded in our products and the costs associated with product documentation, packaging and shipping. The cost of software license revenues was $157,000 and $493,000 for the three and nine months ended September 30, 1998, respectively, and $152,000 and $470,000 for the comparable periods in 1999. This represents decreases of 3.2% and 4.7% for the three and nine month periods, respectively. The decreases were primarily due to lower product documentation costs. Gross margins on software licenses were 94.5% and 95.1% for the three and nine months ended September 30, 1998, respectively, and 97.1% and 96.7% for the comparable periods in 1999.

Cost of Services. The cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. The cost of service revenues was $1.9 million and $5.6 million for the three and nine months ended September 30, 1998, respectively, and $2.2 million and $6.3 million for the comparable periods in 1999. This represents increases of 15.2% and 14.9% for the three and nine months periods, respectively. The increases were primarily due to increases in the size of our professional services organization worldwide. Gross margins on service revenues were 40.6% and 41.6% for the three and nine months ended September 30, 1998, respectively, and 48.7% and 48.6% for the comparable periods in 1999. The increases in gross margins on service revenues were primarily due to increased utilization as new employees became more productive.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel and entertainment and promotional expenses. Sales and marketing expenses were $3.9 million and $11.5 million for the three and nine months ended September 30, 1998, respectively, and $4.6 million and $12.8 million for the comparable periods in 1999. This represents increases of 16.1% and 11.8% for the three and nine month periods, respectively. The higher sales and marketing expenses for the periods ended September 30, 1999 were due to increases in sales personnel expenses, including commissions and compensation, resulting from new hires, a larger sales force and increased sales. As a percentage of total revenues, sales and marketing expenses were 64.4% and 58.3% for the three and nine months ended September 30, 1998, respectively, and 47.3% and 47.9% for the comparable periods in 1999.

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development costs were $1.2 million and $3.3 million for the three and nine months ended September 30, 1998, respectively, and $1.4 million and $4.0 million for the comparable periods in 1999. This represents increases of 24.1% and 19.7% for the three and nine month periods, respectively. The increases were primarily due to staffing increases to support the development of new products and the enhancement of existing products. As a percentage of total revenues, research and development expenses were 19.0% and 17.0% for the three and nine months ended September 30, 1998, respectively, and 14.9% and 15.0% for the comparable periods in 1999.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $679,000 and $2.0 million for the three and nine months ended September 30, 1998 and $895,000 and $2.4 million for the comparable periods in 1999. This represents increases of 31.8% and 22.1% for the three and nine month periods, respectively. The increases were due to increased personnel expenses, including salaries, bonuses and payroll taxes resulting from new hires and increased legal and accounting fees and other costs as a result of being a public company. As a percentage of revenue, general and administrative expenses were 11.1% and 10.1% for the three and nine months ended September 30, 1998, respectively, and 9.3% and 9.0% for the comparable periods in 1999.

Compensation Expenses Related to Stock Option Grants. Compensation expense related to the grant of options to purchase shares of common stock at exercises prices below the deemed value of the company's common stock were $57,000 and $155,000 for the three and nine months ended September 30, 1999; there was no such expense in 1998.

Other Expenses. Other expenses consist primarily of interest expense and foreign currency translation losses. Other expenses were $138,000 and $487,000 for the three and nine months ended September 30, 1998, respectively, and $34,000 and $612,000 for the comparable periods in 1999. The increases for the nine month period ended September 30, 1999 were primarily due to higher losses from foreign currency translation caused by the strengthening of the dollar as compared to certain foreign currencies. As a percentage of total revenues, other expenses were 2.3% and 2.5% for the three and nine months ended September 30, 1998, respectively, and 0.4% and 2.2% for the comparable periods in 1999.

Income Tax Provision. The income tax provision for the three and nine months ended September 30, 1998 and September 30, 1999 consisted solely of minimum state income taxes due to our net loss on a year to date basis for the nine months ended September 30, 1998 and September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had cash and cash equivalents and short-term investments of approximately $22.0 million, an increase of $19.5 million from December 31, 1998. From inception through July 1999, we financed our operations through private placements of our equity and debt securities. The private placement of equity securities provided us with aggregate gross proceeds of approximately $18.4 million as of September 30, 1999. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. In August 1999, we completed an initial public offering of 2,523,642 shares of our common stock, generating net proceeds of $17.4 million.

As of September 30, 1999, the Company had outstanding the $6.0 million senior secured convertible debenture and additional capital commitments in the form of capital leases of $860,000. As of September 30, 1999, we also had available a $2.0 million revolving line of credit with a commercial bank which expires on April 22, 2001. The revolving line of credit does not provide for any financial covenants. To date, we have not made any draws on this line of credit. We have also entered into an equipment lease line for an aggregate of $1.0 million of which $214,000 was outstanding at September 30, 1999.

Our operating activities generated cash of $3.3 million for the nine months ended September 30, 1999 as compared to $2.1 million in cash used for the nine months ended September 30, 1998. The increase in cash generated was primarily due to our ability to generate income from operations.

Our investing activities used approximately $5.1 million and $423,000 for the nine months ended September 30, 1999 and 1998, respectively, primarily from property purchases and the purchase of short-term investments. Expenditures for property and equipment were $1.0 million for the nine months ended September 30, 1999 as compared to $944,000 for the nine months ended September 30, 1998. Most property acquired was computer hardware and software. We anticipate that we will purchase similar levels of new equipment through the remainder of 1999. We anticipate moving to larger facilities in the first quarter of 2000 when our current lease expires, which will increase our expenditures for new property and equipment.

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

ASSESSMENT OF CONTINUUS' SOFTWARE PRODUCTS. Beginning in 1997, we began assessing the ability of our software to operate properly in the year 2000. We believe the latest revisions, version 4.5 and higher, of our currently available software products on Windows and supported variants of UNIX are year 2000 compliant and that this software accurately processes date data from, into and between the 20th and 21st centuries. In particular, in June 1998, we issued a new version of our Continuus Change Management Suite that is year 2000 compliant. Approximately 90% of our customers have installed the year 2000 compliant version of the Continuus Change Management Suite to date. The needs of the remainder of our customers to install the year 2000 compliant version by the end of 1999 may require significant assistance from our consulting personnel later this year, which could interfere with our ability to fulfill all demands for our services. We expect to continue to test our new software and products for year 2000 compliance and compliance when used with other standard operating systems or computer platforms, including those developed by other companies.

ASSESSMENT OF INTERNAL INFRASTRUCTURE. We substantially completed year 2000 testing of our major information technology systems in October 1998 and identified those components which were not year 2000 compliant. As of September 30, 1999 all remediation efforts have been completed.

SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, telephone switches, security systems and other common devices may be affected by the year 2000 problem. As of September 30, 1999 all remediation efforts have been completed.

VENDORS AND SUPPLIERS. We completed our communications with external vendors and suppliers that provide us with material software and information systems in February 1999 to determine the extent to which their failure to remedy their own year 2000 problems would materially affect us. Based on our vendors' and suppliers' representations, we believe that the third-party hardware and software we employ is year 2000 compliant. As we establish relationships with additional third parties, we intend to identify and resolve issues involving the year 2000 problem. However, we have limited or no control over the actions of these third parties. Thus, while we expect that we will be able to resolve any issues involving third parties, there can be no assurance that the third parties will resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to timely resolve year 2000 problems with their systems could harm our business.

COSTS OF REMEDIATION. To date, we have not incurred any material costs directly associated with year 2000 compliance efforts, except for compensation expense associated with existing salaried employees who have devoted some of their time away from their primary responsibilities and instead to year 2000 assessment and remediation efforts. We estimate the total cost to us associated with year 2000 compliance, including costs of completing any required modification, upgrades or replacements of our internal systems, has not exceeded $50,000, most of which was incurred before the end of the third quarter of 1999.

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

CONTINGENCY PLANS. We are currently developing contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Our contingency plan could include:

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

WE MAY INCUR FUTURE LOSSES

We may not be able to sustain profitability. Although we achieved a small net income in the three months ended September 30, 1999, we incurred net losses of $3.9 million in 1998 and $140,000 for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $23.6 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to achieve and maintain profitability.

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

SINCE OUR FUTURE REVENUES PARTIALLY DEPEND ON OUR NEW INTERNET PRODUCTS, OUR REVENUES MAY SUFFER IF WE CANNOT SUCCESSFULLY MARKET THESE NEW PRODUCTS

A substantial portion of our revenues in the future may be derived from new internet products and related services. A decline in the price of, or demand for, new internet products, or our failure to achieve broad market acceptance of new internet products, may reduce our revenues.

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

IF THE EMERGING MARKET FOR EASSET MANAGEMENT SOLUTIONS DOES NOT DEVELOP AS WE ANTICIPATE, OUR REVENUES MAY SUFFER

We are expanding beyond our traditional software change management solution to provide our customers with e-asset management, which provides a more comprehensive, integrated solution to support broader needs. Potential customers may not fully appreciate the value of our comprehensive and integrated eAsset management solution as compared to traditional change management software. As a result, the eAsset management market generally may not develop and continue or grow as we anticipate. Any failure of this market to develop or grow would harm our revenues.

CHANGES IN INTERNET TECHNOLOGY AND STANDARDS MAY IMPEDE MARKET ACCEPTANCE OF OUR INTERNET PRODUCTS

Rapidly changing Internet technology and standards may impede market acceptance of new internet products. The success of internet products will require us to develop and introduce new technologies and product suites and to offer functionality that we do not currently provide. New internet product has been designed and the full e-asset management solution will be designed based upon prevailing Internet technology. If Internet technologies emerge that are incompatible with new Internet products we develop, our products may become obsolete and existing and potential new customers may seek alternatives to them. We may not be able to quickly adapt our products to new Internet technology.

THE COSTS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS MAY NEGATIVELY IMPACT OUR OPERATING MARGINS

During the nine months ended September 30, 1999, we derived approximately 46% from sales outside North America, principally in Europe. Our international operations require and will continue to require significant management attention and financial resources. If we fail to expand international sales in a timely and cost-effective manner, our operating margins will decrease. We believe that our growth and profitability will depend in part on additional expansion of sales in foreign markets.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES

Our international customers pay us in their local currencies. For the nine months ended September 30, 1999, we derived approximately 40% of our revenues in foreign local currencies. Consequently, any gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Although we may utilize some hedging in the future, we currently do not utilize foreign currency hedging instruments. Historically foreign currency gains and losses have not been material to our financial performance. We cannot guarantee that fluctuations in currency rates will not harm our business, operating results and financial condition in the future.

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

IF WE CANNOT OBTAIN A COST-EFFECTIVE LICENSE TO AN APPROPRIATE DATABASE MANAGEMENT SYSTEM, OUR PROFITABILITY MAY SUFFER

We rely upon a database management system developed by Informix Software, Inc., embedded in the Continuus Change Management Suite pursuant to a license that expires on December 31, 1999. The Informix system, which is an industry standard relational database engine, manages the repository database that contains all of the information about the eAssets managed by the Continuus Change Management Suite. We cannot be sure that Informix's product lines will continue to be available to us on commercially reasonable terms. If Informix is acquired or abandons or fails to enhance the database, we may need to seek other suppliers. A replacement system may not be available upon similar economic terms. An increase in the expense of a database management system could reduce our profitability.

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

Our ability to provide adequate levels of service to our customers may be affected by demands on our personnel which are related to year 2000 compliance. In June 1998, we issued a new version of the Continuus Change Management Suite that is year 2000 compliant. Approximately 90% of our customers have implemented the year 2000 compliant version to date. The needs of the remainder of our customers to implement the year 2000 compliant version by the end of 1999 may divert the attention of our consulting personnel. Our consulting personnel may be unable to adequately provide our standard services because of the need to address year 2000 compliance issues. Consequently, customer relations may be strained.

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

SUBSTANTIAL FUTURE SALES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD CAUSE OUR STOCK PRICE TO FALL

If our stockholders sell substantial amounts of our common stock in the public, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At September 30, 1999, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

        Recent Sales of Unregistered Securities

During the quarter ended September 30, 1999, we sold and issued the following securities which were not registered under the Securities Act of 1933:

        (1) During the period, 6,696 shares of common stock were issued pursuant to the exercise of stock options granted under our Employee Stock Option Plan.

        (2) During the period, 2,923 shares of common stock were issued pursuant to the exercise of stock options granted under the 1997 Equity Incentive Plan.

        (3) On August 31, 1999, we filed a Current Report on Form 8-K to report the issuance of 5,000 shares of our Series A Non-Voting Convertible Preferred Stock (the "Preferred Stock") to U.S. Bancorp Piper Jaffray Inc. ("Piper Jaffray") in exchange for 500,000 shares of our common stock (the "Piper Jaffray Exchange"). Piper Jaffray had owned in excess of 5% of our voting stock. The exchange of Preferred Stock for common stock reduced Piper Jaffray's common stock holdings to enable Piper Jaffray to satisfy the Bank Holding Company Act requirements that a bank holding company and its affiliates own less than 5% of the voting stock of a publicly trade corporation. Each share of Preferred Stock is convertible into 100 shares of our common stock. The Preferred Stock does not have voting rights or a liquidation or redemption preference. The Preferred Stock has the same right to dividends as the common stock.

The sale of stock options described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act of 1933 by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

The exchange of securities in the transactions described in paragraph (3) above was deemed to be exempt from registration under the Securities Act of 1933 by virtue of Section 3(a)(9).

On July 28, 1999, our Form S-1 registration statement (File No. 333-76893) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 2,523,642 shares of our common stock, $.001 par value. The offering commenced on July 29, 1999 and the sale to the public of 2,523,642 shares of common stock at $8.00 per share was completed on August 3, 1999 for an aggregate price of approximately $20.2 million. The registration statement covered an additional 378,546 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These share were not purchased and were cancelled. The managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc. and CIBC World Markets Corp.

Expenses we incurred through July 29, 1999 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $1.41 million and other expenses of approximately $1.36 million. Total offering expenses of approximately $2.77 million resulted in net offering proceeds to Continuus of approximately $17.4 million. No expenses were paid to directors, officers or affiliates of Continuus or 10% owners of any class of equity securities of Continuus.

Of the net offering proceeds to the Company of approximately $17.4 million, through September 30, 1999, the entire amount remains as working capital. No payments were made to directors, officers or affiliates of Continuus or 10% owners of any class of equity securities of Continuus.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:

               11.1          Computation of net income (loss) per share

               27.1          Financial Data Schedule

        B)     REPORTS ON FORM 8-K:

                On August 31, 1999, we filed a Current Report on Form 8-K to report the Piper Jaffray Exchange. No financial statements were filed with this report

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONTINUUS SOFTWARE CORPORATION

Date:   November 15 1999                 By: /s/ John R. Wark
                                            ------------------------------------
                                            John R. Wark
                                            President, Chief Executive Officer
                                            and Chairman of
                                            the Board of Directors
                                            (Principal Executive Officer)

Date:   November 15, 1999
                                         By: /s/ Steven L. Johnson
                                            ------------------------------------
                                            Steven L. Johnson
                                            Vice President, Finance, Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                            Officer)