Form 10-K
period 1999-12-31
CONTINUUS SOFTWARE CORP /CA
filed 2000-03-30
CIK 1048044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 000-26797

                         CONTINUUS SOFTWARE CORPORATION
             (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                   43-1070080
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

           108 PACIFICA
        IRVINE, CALIFORNIA                                 92618
  (Address of principal executive                       (Zip Code)
              offices)

                                 (949) 453-2200
                         (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                            Name of each exchange on
       Title of each class                 which each class registered
  Common Stock, $0.001 par value             Nasdaq National Market


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $69,679,037 on March 14, 2000, based upon the closing price on the Nasdaq National Market on such date.

        As of March 14, 2000 there were 10,531,508 shares of the registrant's common stock outstanding and there were no shares of the registrant's preferred stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts I, II, III and IV incorporate certain information by reference from the registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A in connection with the registrant's 2000 annual meeting of stockholders.

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
Item 1.      Business........................................................     1
Item 2.      Properties......................................................    16
Item 3.      Legal Proceedings...............................................    16
Item 4.      Submission of Matters to a Vote of Security Holders.............    16

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................    16
Item 6.      Selected Financial Data.........................................    17
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................    18
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......    22
Item 8.      Financial Statements and Supplementary Data.....................    23
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................    46

PART III

Item 10.     Directors and Executive Officers of Continuus Software Corporation
Item 11.     Executive Compensation..........................................    46
Item 12.     Security Ownership of Certain Beneficial Owners and Management..    46
Item 13.     Certain Relationships and Related Transactions..................    46

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K......................................................    46

SIGNATURES...................................................................    49
INDEX OF EXHIBITS............................................................    50
SCHEDULE
EXHIBITS

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. Our actual future results may differ materially from those discussed here. You can find additional information concerning factors that could cause or contribute to such differences in this Annual Report on Form 10-K in Part I, Item 1 under the caption "Risk Factors," Part II, Item 7 entitled "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere throughout this Annual Report.


ITEM 1. BUSINESS

Continuus Software provides software products and services that enable enterprises to manage their Internet and software assets, which we refer to as eAsset management. eAsset management products and services, an emerging market segment, enable organizations to more effectively develop, enhance, deploy and manage their Internet and software systems. eAsset management provides an alternative to using a collection of discrete products to automate various aspects of the software development process by providing an integrated and comprehensive platform for managing an enterprise's software-related assets, processes, projects and people. Our integrated product line, simplifies the development of the most complex and demanding Internet and software applications. Our customer base includes the information technology departments of Fortune 500 class business and government organizations as well as engineering departments of organizations that develop software as a product or as a component of a product, such as independent software vendors, computer hardware vendors, defense and aerospace organizations, telecommunication equipment suppliers and transportation equipment manufacturers.

INDUSTRY BACKGROUND

In today's increasingly competitive global markets, businesses are seeking to continuously improve their products, services and operations. Businesses have invested billions of dollars in information technology to more effectively develop and operate new products, automate processes within the enterprise and extend business interactions to external parties. Software has become essential for many critical business operations and is one of the most strategic assets for companies. Today, businesses are developing the next generation of software applications as well as extending existing applications to offer differentiated products and unique services to customers. These efforts to create new business opportunities, enhance competitive advantage and further automate business processes are leading to explosive growth in the scale and complexity of software and software-related assets in organizations.

The Internet has further added complexity by increasing both the number and sophistication of new applications and extending applications beyond the enterprise. The Internet has highlighted and accelerated the trend that software has become a major driver to both revenue growth and expense reduction. Increasingly, businesses are using the Internet for general communication, electronic commerce and complex applications. Business activities over the Internet extend traditional business processes and transform the ways in which organizations connect to and provide services to their customers, vendors, employees and other partners. As organizations extend their core processes over the Internet and conduct significant volumes of business through the Internet, quality problems and delays in delivering those new Internet applications can have an immediate, significant negative impact on customer service, revenue and profitability.

The increased value of software is not simply driven by the Internet. Software increasingly has become a critical value-added component of products as diverse as automobiles, cellular telephones, medical instruments, home appliances and defense and aerospace systems. In addition, future generations of many of these devices will be linked together by networks, further increasing the scale and complexity of embedded software. As software becomes more essential for many uses, businesses are continuously seeking to develop new applications and increase product functionality while simultaneously shortening development cycles. These factors have made it increasingly difficult to develop, deploy and manage software projects.

In response to increased technical complexity and the need to deliver applications in accelerated "Internet time," businesses are also adopting more complex organizational strategies. As organizations are increasingly distributing development across locations to take advantage of the best qualified developers and most cost-effective resources, they must control and manage an even more complex development process. In addition, on many Internet application projects, there are hundreds of content contributors. Coordinating the efforts of content contributors and software developers is a highly complex and error-prone process.

All of the above contributes to ever-increasing complexity in delivering high quality software and Internet-based systems. At the same time it has become even more critical to organizations that they be able to dependably and predictably deliver required capabilities on time. Historically, this has not been an easy task. For example, research by the Standish Group found that in 1998 as few as 26% of all corporate IT software projects were completed on time and with the required functionality. The importance of software and the rapid adoption of the Internet are increasing the need for products and services that help organizations manage, develop, enhance, and deploy Internet and software systems as strategic business assets.

We believe that up until now software providers have generally developed products that address only discrete aspects of Internet and enterprise software asset management. For example, version control products provide a way to archive and track the history of changes to a software program. Project management products provide a way to create a project plan for a software or Internet development project and then to monitor and report on the status of the project. Problem tracking products provide a way to record requests to change a software program or system based on problems observed in the system and then to track the progress of a project to correct the problem. Web content management products that provide version control-type capability for web content such as text instead of software programs are the latest example of products that address discrete problems. With their focus on discrete aspects of Internet or software asset management and the lack of shared databases, processes and interfaces, these products cannot be integrated easily into a comprehensive solution.

In order to provide automated support of the software development process, organizations use fragmented collections of such tools, using different tools from project to project or from development group to development group, thus creating isolated collections of software assets and non-integrated processes. We believe that organizations are beginning to realize that they cannot meet the requirements for speed and quality of software projects in the more complex Internet environment without a better management infrastructure. We believe that organizations using fragmented collections of discrete products are less able to share best practices, automate currently manual processes, maintain up-to-date management visibility or reuse components across teams and projects.

Alternatively, some organizations have internally developed partial or complete asset management solutions, generally building them on top of basic version control. These internally developed systems are expensive to maintain and are generally not flexible or scalable. Also, internally developed systems and most commercial packages were not designed to handle the new technologies that have been introduced by the Internet.

Consequently, we believe businesses now are seeking comprehensive and integrated solutions that work together to address all aspects of Internet and enterprise software asset management, rather than toolkits and single purpose products. We believe that a fully integrated eAsset management solution must:

    - provide the ability to manage an organization's complete portfolio of software-related assets, projects, processes and people;

    - manage internally developed business applications, purchased software packages, Internet-based systems and software as a component of other products or devices;

    - allow both software developers and Internet content contributors to collaborate in a common team environment;

    - allow management to monitor the status of projects, control process and control approval cycles; and

    - be highly scalable and adaptable to changes in technologies, organizational structure and project team composition.

We believe that we are the only provider offering an integrated eAsset management solution.

THE CONTINUUS SOLUTION

Continuus provides eAsset management solutions that enable organizations to more effectively develop, enhance, deploy and manage their Internet and enterprise software systems. Our solution is specifically designed to support the collaborative development, management, approval and deployment of all types of software, Internet applications and web content. Our integrated product line, utilizes a flexible and scalable architecture with embedded workflow capability which simplifies the Internet and software development process and is capable of handling the most complex and demanding applications. We also offer Continuus Professional Services which include consulting, training and maintenance services to facilitate the successful implementation of our products. Our comprehensive solutions provide our customers with the following key benefits:

REDUCE TIME TO DELIVER INTERNET AND ENTERPRISE SOFTWARE APPLICATIONS. Organizations using our solutions can more rapidly and predictably deliver Internet and software development projects, thereby improving organizational competitiveness and effectiveness. Our products increase productivity by providing a common team environment for all participants in the development of an Internet or software project, no matter what their level of technical proficiency. By providing a common set of shared processes and a common platform for team communication and collaboration, our products enable better coordination of activities within teams and across multiple locations. Our products also accelerate development by automating many of the error-prone manual and repetitive tasks associated with software development, without introducing levels of control and restrictions that developers will resist. In addition, our products provide task-based change management, permitting automatic visibility to the status of in-process development tasks. This reduces development cycles by enabling management to accurately evaluate project status and to ensure that problems are continually tracked and fixed early in the development process.

IMPROVE THE QUALITY OF EASSETS. Our solution enables organizations to increase software quality and integrity by continuously improving the processes used to develop, enhance, deploy and manage Internet and software-based systems. Our products provide non-intrusive process management capabilities that allow a project team or organization to implement and enforce company or industry best practices. This process automation eliminates many of the typical sources of errors in building and configuring large software systems or Internet applications. Our products' team collaboration capabilities eliminate errors arising from team coordination issues such as interference from parallel changes to shared components. Our solutions improve the quality of software assets by enabling management to deploy only tested and approved new versions of components or entire systems. For example, Continuus WebSynergy's workflow and staging support ensure that only approved content changes become available on an organization's production web servers.

MORE EFFECTIVELY MANAGE EASSETS. Our products are built on a common, shared database repository that catalogs and manages an organization's entire portfolio of eAssets. These assets include technical software that may itself be a product or may be embedded into a business's products, and IT applications, such as internally developed client-server applications, packaged applications and Internet applications. eAssets include software source code as well as design specifications, documentation, help files and web content, including HTML and XML components and video, graphics and sound components. We track where assets are used, ensure that no assets are lost over time and provide a complete asset change history. Our repository also provides a foundation for improving an organization's return on investment in its eAssets by enabling reuse of software components.

QUICKLY ADAPT TO ORGANIZATIONAL AND TECHNOLOGICAL CHANGE. As organizations grow and restructure, our products can be quickly and easily reconfigured to adapt to these changes. The distributed architecture of our products can support a small development team managing a single development project in a single location and then rapidly scale to support hundreds of developers working on dozens of concurrent projects dispersed across several locations. Our product's flexible process infrastructure allows individual projects to adapt processes and policies to project needs while complying with organization-wide standards. Our product architecture is also open to provide maximum flexibility and interoperability and supports a wide range of different development languages and developer tools, as well as internally developed and externally sourced software and other components.

STRATEGY

Our objective is to become the leader in the emerging market for eAsset management solutions. The key elements of our strategy are:

PROVIDE COMPREHENSIVE EASSET MANAGEMENT SOLUTIONS. We believe that our consistent innovation has made us a leader in providing comprehensive eAsset management solutions. We will continue to extend our current product suite to provide comprehensive, integrated solutions for managing eAssets over their entire life cycles. Continuus Change Management Suite and Continuus WebSynergy Suite provide the core applications and platform for our solutions. In 1998, we built upon our leadership position in integrated change management products by introducing Continuus WebSynergy to address the challenges of developing and managing Internet applications. In 1999, we launched Continuus ChangeSynergy, an Internet-enabled change request and problem tracking component of our product line. We also enhanced the entire product line with new features that allow management to monitor project status. In addition, we released new versions of Continuus WebSynergy and Continuus Change Management Suites. In February 2000 we acquired our KnowledgeSynergy from our Pagoda Corporation acquisition.

FOCUS ON INTERNET AND E-COMMERCE APPLICATION DEVELOPMENT AND DEPLOYMENT. Continuus WebSynergy addresses the critical issues associated with managing the development and deployment of Internet applications including corporate intranet applications, corporate web sites and e-commerce applications. We intend to continue to focus on selling to companies in industry sectors where the deployment of Internet applications provides a key competitive advantage. We also intend to continue our focus on the rapidly growing community of e-commerce vendors and Internet and application service providers. We believe that these customers will have a need for the full Continuus Change Management Suite as well as Continuus WebSynergy Suite to manage applications, web content and related software asset development.

FOCUS ON SUCCESSFUL CUSTOMER IMPLEMENTATION. We believe that initial and ongoing customer satisfaction can lead to significant revenue opportunities in the future. Currently, approximately 60% of our license revenue comes from existing customers expanding their use of Continuus products. Our long-term success depends upon our customer's successful implementation of our products. Therefore we intend to increase the size of our consulting and training staff as well as to increase the scope of the service offerings we provide. We anticipate that our expanded service offerings will result in an increased rate of deployment of our products within our customers. We also expect to continue to augment our service offerings through relationships with regional and national consulting firms, systems integrators and other service providers.

LEVERAGE OUR CUSTOMER BASE. We have licensed our products to over 500 organizations worldwide and intend to expand the use of our products within our existing customer accounts. We believe many customers would benefit from deploying the Continuus Change Management Suite more broadly and utilizing Continuus WebSynergy as they develop and deploy Internet-based applications. We intend to make additional sales of our products and services to our existing customers to help them meet these growing needs.

EXPAND SALES COVERAGE. We have already established effective direct sales channels in North America and Europe. In 1999, North America contributed approximately 55% of revenues and Europe contributed approximately 45%. In targeted markets where we choose not to maintain our own sales force, we use distributors to sell our products. We intend to expand our domestic and international sales coverage in order to penetrate new markets and to increase our presence in existing markets. We will also seek to expand our sales channels to utilize the most effective means to reach the various sub-markets for our products and services.

EXPAND STRATEGIC RELATIONSHIPS. Currently, we have strategic relationships with leading vendors of complementary products and services such as Mercury Interactive. We plan to continue to establish strategic relationships with various entities to supplement and extend our direct sales force, expand the scope of our consulting and training capabilities, leverage our marketing efforts, enhance our product suite and establish technology standards. We intend to co-market our products with those of other providers to generate additional license revenues and to support joint marketing efforts. We also plan to expand our relationships with vendors of desktop tools used by software developers, software quality engineers, designers, content contributors and others to provide better integrated solutions for our current and potential customers.

PRODUCTS

We provide an integrated suite of applications and a platform for managing an enterprise's software-related assets, processes, projects and people. The Continuus Change Management Suite provides a platform for software developers building technical and embedded software or commercial IT applications. Continuus WebSynergy Suite extends our solutions to meet the needs of web masters, content contributors and other members of the Internet application development community. Used together, the Continuus products can provide a complete solution for building, delivering and managing the full range of client-server, intranet and e-commerce applications found in today's enterprise.

Our products contain the following five key capabilities:

TASK-BASED CHANGE MANAGEMENT. Our product line's task-based change management capability provides an intuitive way for developers to interact with our change management environment. In contrast to most competing products which deal with each change to each component or file as an independent unit of work, our task-based approach allows for changes to multiple components or files to be logically grouped into a single set of changes. Each set of changes is related to a logical unit of work, which we refer to as a task. Once a set of changes are associated as a task, they can then be operated on at that level, making the system both easier to use and also allowing our products to automate greater levels of integrity checking, impact analysis and quality control. This approach allows the user to improve software quality and reduce the time it takes to complete a project by reducing bad software builds, wasted developer time and software release cycles. It also provides management with a non-intrusive ability to monitor and control the development process.

TEAM DEVELOPMENT SUPPORT. Our product line provides a wide range of features and capabilities designed to improve the productivity of team-based software development. We provide a controlled process or workflow to coordinate the work of multiple developers in a project team and control the actions that individuals can take based on their role in the project and the stage in the project life cycle. The Continuus Change Management Suite provides each user with an insulated personal work area that protects the user from being affected by the work of other developers, while at the same time notifying the user of changes or actions by other members of the team. Parallel development support is a feature that removes development bottlenecks by allowing several developers to make changes to shared components and enabling multiple projects to simultaneously share a common base of components.

DISTRIBUTED DEVELOPMENT SUPPORT. Our product line provides distributed management capabilities. Individual developers and small groups can use our remote development support to work from copies of components with only occasional connections to a server without losing the control and collaboration capabilities of the Continuus solution. Our Distributed Change Management capability supports distributed development teams of any size by providing task-based change management across multiple servers and allowing multiple teams to work in a decentralized mode, while synchronizing shared objects or entire systems.

SCALABILITY AND FLEXIBILITY. Our product line supports the needs of teams ranging in size from less than a dozen to over a thousand developers and organizations with a few to dozens of concurrent projects controlled by many different teams. Customers can adapt our products to a wide range of operating configurations, providing individual projects with the ability to adapt processes and policies to organization-wide standards. Our product line also supports a wide range of different development languages and tools, as well as internally developed and externally sourced software and other objects.

OPEN AND EXTENSIBLE ARCHITECTURE. Our product architecture provides a foundation for the ongoing development of the Continuus product line and enables a highly scalable, high performance and high availability enterprise solution. Our entire product line is integrated around a common repository database. This database is easily extensible by our customers to define new types of eAssets not defined in the standard repository database shipped by Continuus. An embedded high performance, industry standard relational database engine supplied by Informix manages our repository database, helping to ensure our products are able to meet the performance and reliability standards of enterprise-scale deployment. The repository database is also open so that users can access it directly to perform their own querying and reporting. Our products also have an open interface that allows all interactive functions to be accessed by programs written by other vendors or by users of our products.

The following tables describe the products that we offer:

CONTINUUS CHANGE MANAGEMENT SUITE

---------------------------------------------------------------------------------------------------
       PRODUCTS                        DESCRIPTION                                PLATFORMS
---------------------------------------------------------------------------------------------------
CLIENT PRODUCTS
---------------------------------------------------------------------------------------------------
   Continuus/CM         Provides a task-based, workflow-centric                -   Windows 95/98
(Change Management)     approach to software configuration management          -   Windows NT
                        that automates manual, error-prone development         -   SUN Solaris
                        processes yielding more productive teams and           -   HP-UX
                        higher quality software.                               -   IBM AIX
                                                                               -   SGI IRIX
                                                                               -   Digital UNIX for
                                                                                   Alpha (Tru64)
                                                                               -   Siemens SINIX
                                                                               -   Linux
---------------------------------------------------------------------------------------------------
Continuus/PT            Simplifies the process of managing change
(Problem Tracking)      requests across software development projects.
                        The product's automated workflow support team
                        collaboration and communication. Fully integrated with
                        Continuus/CM, the product provides graphical querying
                        and reporting of real-time development metrics and
                        status.
---------------------------------------------------------------------------------------------------
Continuus/OM            Provides an object-oriented build management
(Object Make)           facility that automates software builds and
                        release processes.  The product's distributed
                        architecture enables management of builds on
                        any network-available platform providing a high
                        performance, scalable solution for development
                        teams of any size.
---------------------------------------------------------------------------------------------------
SERVER PRODUCTS
---------------------------------------------------------------------------------------------------
Workgroup Server        Provides a highly scalable platform for                -   Windows NT
                        managing all types of eAssets.  The product            -   SUN Solaris
                        adapts to the growing needs of the organization        -   HP-UX
                        through a multi-tier architecture that scales          -   IBM AIX
                        to support any size remote and distributed             -   SGI IRIX
                        development team, with all team members sharing        -   Digital UNIX for
                        a central, active repository.  Workgroup Server            Alpha (Tru64)
                        manages access to and control of any type of           -   Siemens SINIX
                        eAsset.                                                -   Linux
---------------------------------------------------------------------------------------------------
Continuus/DCM           Provides distributed change management
(Distributed Change     capabilities supporting multi-server,
Management)             geographically dispersed and remote development
                        efforts.  Allows development organizations to
                        work on a decentralized basis while providing
                        the full benefits of the task-based
                        Continuus/CM solution.
---------------------------------------------------------------------------------------------------

CONTINUUS WEBSYNERGY SUITE

------------------------------------------------------------------------------------------------------
    PRODUCTS                           DESCRIPTION                           PLATFORMS
------------------------------------------------------------------------------------------------------
CLIENT PRODUCTS
------------------------------------------------------------------------------------------------------
WebSynergy Content      Provides a browser-based client for web content          Any hardware platform
Client                  contributors supporting the creation,                    with either Netscape
                        management and deployment of any type of web             Navigator or
                        content.  The product's task-based change                Microsoft Explorer
                        management capabilities support teams of
                        software and web content contributors, allowing
                        them to collaborate and deliver business
                        critical, e-commerce applications with higher
                        quality.
------------------------------------------------------------------------------------------------------
ChangeSynergy           Automates and simplifies the management of change
                        requests for web applications. ChangeSynergy is fully
                        integrated with Continuus/CM and WebSynergy and supports
                        change management of content and software components
                        across diverse development teams.
------------------------------------------------------------------------------------------------------
SERVER PRODUCTS
------------------------------------------------------------------------------------------------------
TeamSynergy Server      As an upgrade to the Continuus Workgroup                 -   Sun Solaris
                        Server, applies the proven capabilities and              -   HP-UX
                        scalable Continuus server architecture to the            -   Windows NT
                        challenge of managing large, distributed                 -   IBM AIX
                        development teams building business critical             -   Linux
                        web applications.
------------------------------------------------------------------------------------------------------

CONSULTING SERVICES AND SUPPORT

We offer customers a wide range of consulting, training and technical support services. Given the complexities of Internet and enterprise software application development, deployment and management, our experienced consultants can help reduce the time and risk associated with our product deployments. As of December 31, 1999, our consulting services and support organization consisted of 69 employees. Our professional services organization provides the following services:

PLANNING, CONSULTING AND IMPLEMENTATION SERVICES. We offer a wide range of customer services to support the implementation requirements of our products to ensure successful deployment and promote customer self-sufficiency. We offer our customers planning, consulting and implementation services, including requirements planning and systems integration, configuration and installation. Our consultants can also customize our products to reflect the business and technological needs of the customer with services such as advanced methodology and process planning and product customization for the customer's environment.

CUSTOMER EDUCATION AND TRAINING. We offer standard and customized training courses designed to meet the needs of the various classes of users and administrators of our products. Training classes are provided at our facilities or on-site at customer locations. Fees for education and training services are in addition to and separate from software licensing fees and are typically charged per student, per class or on a per diem basis.

SOFTWARE MAINTENANCE AND SUPPORT. We provide telephone, electronic mail, web and facsimile customer support through technical support centers located in Irvine, California and Dublin, Ireland. Software maintenance and support services are not included in software license fees. These support services include software updates, maintenance releases and technical support.

CUSTOMERS

Our customer base is divided between the two major segments of the overall enterprise software asset management market: the technical market segment and the corporate IT market segment. The technical market consists of organizations that develop software as a product or as a component of a product including independent software vendors, computer hardware vendors, defense and aerospace organizations, medical instrument manufacturers, telecommunications equipment suppliers and transportation equipment manufacturers. The corporate IT market consists of the information technology departments of Fortune 500 class and government organizations.

The following is a partial representative list of our customers who have licensed our products in the last three years:

FINANCIAL SERVICES
Bank of America
Deutsche Morgan Grenfell
Dresdner Bank
Lehman Bros.
Liberty Mutual Insurance
Morgan Stanley
Pacific Life Insurance
Prudential
Societe Generale
Union Bank of Switzerland
Westdeutsche Landesbank

TELECOMMUNICATIONS
AT&T
Bell Atlantic
Bouygues Telecom
British Telecom
Deutsche Telekom
GTE
Nokia
Southwestern Bell Communications
Teligent
US West Communication Group
Vodaphone

GOVERNMENT
Defense Research Agency (UK)
National Security Agency
OFD (German Ministry of Finance)
Rechenzentrum der Bund esfinanzverwaltung

DEFENSE AND AEROSPACE
Boeing
Dassault Aviation
Huges
Jeppesen Sanderson
Lockheed Martin
Raytheon

SERVICES
DHL Worldwide Express
Hewitt

MANUFACTURING AND ELECTRONICS
ABB
ATI Technologies
Baker Hughes
BMW
Compaq
Dialogic
General Motors
ITT Industries
Johnson Controls
Magnetti Marelli
Motorola
Philips
Siemens
Texas Instruments
Volkswagen

SOFTWARE AND SERVICES
B2B dot.com
BMC Software
Cobalt Group
Computer Sciences Corp.
Compuware
ECash Technologies
Engineering Animation, Inc
GEAC
Intertainer.com
ISG Technologies
Kronos
Lawson
Max.mobile
New Era of Networks
Novell
QAD
Saville Systems
Telcordia Technologies
UMagic.com
Usinternetworking

SALES AND MARKETING


We sell our products in North America, France, Germany and the United Kingdom, through our direct sales and services organizations. As of December 31, 1999, our North American sales and marketing staff included 52 people located in California, Colorado, Georgia, Illinois, Massachusetts, Minnesota, New Jersey, New York, Ontario, Texas and Virginia. As of December 31, 1999, our international sales and marketing staff included 36 people located in France, Germany, the United Kingdom and Australia. Typically, each sales person is teamed with an engineer to assist in pre-sales activities and transitioning new accounts to our professional services organization for implementation support. The time between initial customer contact and an actual sales order may span six months or more. We also maintain telemarketing organizations in North America and the United Kingdom. The telemarketing groups' primary responsibility is to work closely with the direct sales teams to proactively identify and qualify high quality new prospects for our products. We also have distributors covering Denmark, Finland, India, Israel, Italy, Mexico, the Netherlands, Norway, Singapore, South Africa, Spain and Sweden.

We market our products through public relations activities, user group meetings, programs to work closely with industry analysts and other influential third parties, seminars, conference sponsorship, trade shows, telemarketing and direct mail campaigns. We also utilize the web for advertising campaigns on frequently visited web sites including those of our strategic partners. We use our web site, www.continuus.com, to establish our market presence, generate leads and extend our program offerings to customers and strategic partners.

We also market our products with other providers that sell complementary products. Our current strategic relationships include relationships with Mercury Interactive and Tivoli Systems, Inc., a division of IBM. We have designed our products to be compatible with complementary products to provide a flexible and expanded solution for our customers. Our joint sales and marketing efforts with these partners allow us to leverage our marketing efforts and reach customers we might otherwise not attract.

RESEARCH AND DEVELOPMENT

We have historically made significant investments in research and development and related activities to maintain and enhance our product lines. We expect that we will continue to devote a substantial portion of our resources to enhancing and adding functionality to existing products, developing new products and integrating our products with products from other leading vendors. We will also evaluate on an ongoing basis externally developed technologies for integration into our products.

COMPETITION

The market for Internet and enterprise software asset management products and services is highly competitive and constantly evolving. We expect competition to persist and intensify in the future. We have a large number of competitors which provide some functions of our product line. We do not believe that any of our competitors offers an integrated product line that addresses as broad a range of Internet and enterprise software asset management as we provide. We have four primary sources of competition:

    - vendors of point solution software tools that address only a limited number of enterprise software asset management functions, including Rational Software and MERANT;

    - vendors of point solution software tools that address only a limited number of Internet asset management functions, such as Interwoven and MKS;

    -   in-house development efforts by current and potential customers; and

    - larger vendors such as Computer Associates, IBM and Microsoft whose product lines include non-integrated components of Internet and enterprise software asset management, including software version control, project management, web content management, change request tracking and/or automated software distribution.

Many of our competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than we do and thus may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to our detriment. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We seek to protect our software, documentation and other written materials primarily through a combination of trademark, trade secret and copyright laws, confidentiality procedures and contractual provisions. For example, we license rather than sell our software and require licensees to enter into license agreements that impose restrictions on the licensees' ability to utilize the software. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us.

EMPLOYEES

As of December 31, 1999, we had 224 full and part-time employees, including 49 in research and development, 69 in professional services, 88 in sales and marketing and 18 in general and administration. Of the total, 150 were based in the United States and Canada, 24 in the United Kingdom, 8 in Ireland, 17 in France, 20 in Germany and 5 in Australia. Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

WE MAY INCUR FUTURE LOSSES

We may not be able to sustain profitability. Although we were able to achieve net income of $272,000 in 1999, we incurred net losses of $3.9 million in 1998. As of December 31, 1999, we had an accumulated deficit of $23.2 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to maintain profitability.

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

    - diversion of resources and management's attention to other information technology issues.

In addition, we often must provide a significant level of education to our prospective customers regarding the use and benefit of our products, which may cause additional delays during the evaluation process.

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER

In 1999, we generated approximately 60% of our software license revenues from repeat business from existing customers. If we fail to generate repeat and expanded business from our customers, our revenues will suffer. Our ability to generate repeat business from current customers depends on many factors. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their perception of competitive alternatives. A customer's decision whether to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new product suites, our current customers may not require the functionality of our new products and may not ultimately license these products.

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

IF THE EMERGING MARKET FOR EASSET MANAGEMENT SOLUTIONS DOES NOT DEVELOP AS WE ANTICIPATE, OUR REVENUES MAY SUFFER

We are expanding beyond our traditional software change management solution to provide our customers with eAsset management, which provides a more comprehensive, integrated solution to support broader needs. Potential customers may not fully appreciate the value of our comprehensive and integrated eAsset management solution as compared to traditional change management software. As a result, the eAsset management market generally may not develop and continue or grow as we anticipate. Any failure of this market to develop or grow would harm our revenues.

CHANGES IN INTERNET TECHNOLOGY AND STANDARDS MAY IMPEDE MARKET ACCEPTANCE OF OUR INTERNET PRODUCTS

Rapidly changing Internet technology and standards may impede market acceptance of new Internet products. The success of Internet products will require us to develop and introduce new technologies and product suites and to offer functionality that we do not currently provide. New Internet products have been designed and the full eAsset management solution will be designed based upon prevailing Internet technology. If Internet technologies emerge that are incompatible with new Internet products we develop, our products may become obsolete and existing and potential new customers may seek alternatives to them. We may not be able to quickly adapt our products to new Internet technology.

THE COSTS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS MAY NEGATIVELY IMPACT OUR OPERATING MARGINS

During the fiscal year ended December 31, 1999, we derived approximately 45% from sales outside North America, principally in Europe. Our international operations require and will continue to require significant management attention and financial resources. If we fail to expand international sales in a timely and cost-effective manner, our operating margins will decrease. We believe that our growth and profitability will depend in part on additional expansion of sales in foreign markets.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES

Our international customers pay us in their local currencies. For the fiscal year ended December 31, 1999, we derived approximately 40% of our revenues in foreign local currencies. Consequently, any gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Although we may utilize some hedging in the future, we currently do not utilize foreign currency hedging instruments. Historically foreign currency gains and losses have not been material to our financial performance. We cannot guarantee that fluctuations in currency rates will not harm our business, operating results and financial condition in the future.

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

    -   a newly-acquired business may not perform as well as we expected; and

    -   we may assume unknown liabilities.

OUR STOCK PRICE IS VOLATILE

The stock market in general, and the Nasdaq National Market and the stock of software companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to a company's operating performance. The trading prices of many software companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. The trading price of our common stock has also fluctuated and may continue to fluctuate in response to factors described elsewhere in this report and due to:

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

ITEM 2. PROPERTIES

Our principal executive offices are located in Irvine, California and consist of approximately 25,000 square feet under leases expiring April 30, 2000. The company has entered into a new five-year lease agreement commencing May 1, 2000 for the rental of new corporate offices consisting of approximately 48,000 square feet. We also lease office space in Paris, France; Munich, Germany; Dublin, Ireland; Bracknell, United Kingdom; Ottawa, Canada; Chatswood, Australia; Atlanta, Georgia; Schaumburg, Illinois; Rockville, Maryland; Cambridge, Massachusetts; Morristown, New Jersey; New York, New York; Newtown, Pennsylvania and Flower Mound and Wylie, Texas. We believe that we will require additional space, including in Irvine, California as well as Germany, within the next 12 months, but that suitable additional space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Continuus Software Corporation's common stock is traded on The Nasdaq National Market ("Nasdaq") under the ticker symbol "CNSW." Our common stock starting trading on the Nasdaq on July 29, 1999 in connection with our initial public offering. The high and low closing prices (as reported by Nasdaq) for our common Stock for the third and fourth quarter of the 1999 fiscal year were as follows:

                                                           FISCAL YEAR 1999
                                                          ------------------
                                                           HIGH        LOW
                                                          -------     ------
Third Quarter (beginning July 29, 1999).....              $15.500     $6.875
Fourth Quarter..............................                9.750      4.750

As of March 14, 2000 there were approximately 124 shareholders of record. The Company has not declared any dividends and does not expect to pay any dividends in the foreseeable future.

On August 3, 1999, Continuus completed the sale of 2,523,642 shares of Common Stock in an initial public offering at an offering price of $8.00 per share. Total net proceeds after the reduction for the underwriting discount and offering expenses were approximately $17.4 million. We utilized $1.2 million of the proceeds for capital expenditures during 1999. The remaining amount has been invested in short-term available for sale securities.

ITEM 6. SELECTED FINANCIAL DATA

Continuus Software Corporation's consolidated statements of operations and comprehensive income (loss) for the fiscal years ended December 31, 1999, 1998 and 1997 and consolidated balance sheets as of December 31, 1999 and 1998 included herein have been audited by Deloitte & Touche LLP, independent auditors. Continuus' consolidated statements of operations for the fiscal years ended December 31, 1996 and 1995 and consolidated balance sheets as of December 31, 1997, 1996 and 1995 not included herein, have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report.

                                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                   1999           1998           1997           1996           1995
                                                 --------       --------       --------       --------       --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) DATA:
Revenues:
Software licenses .........................      $ 20,420       $ 14,429       $ 13,829       $  9,611       $  8,664
Services ..................................        16,898         13,007          9,434          6,488          4,436
                                                 --------       --------       --------       --------       --------

Total revenues ............................        37,318         27,436         23,263         16,099         13,100
                                                 --------       --------       --------       --------       --------

Cost of revenues:
Software licenses .........................           596            654            650            775            535
Services ..................................         9,068          7,446          6,007          4,207          2,583
                                                 --------       --------       --------       --------       --------

Total cost of revenues ....................         9,664          8,100          6,657          4,982          3,118
                                                 --------       --------       --------       --------       --------

Gross profit ..............................        27,654         19,336         16,606         11,117          9,982

Operating expenses:
Sales and marketing .......................        17,777         15,469         12,079         11,776          9,296
Research and development ..................         5,513          4,493          3,574          3,473          2,434
General and administrative ................         3,271          2,483          1,896          1,720          1,565

Compensation expense related to
stock option grants .......................           212             --             --             --             --
                                                 --------       --------       --------       --------       --------

Total operating expenses ..................        26,773         22,445         17,549         16,969         13,295
                                                 --------       --------       --------       --------       --------

Income (loss) from operations .............           881         (3,109)          (943)        (5,852)        (3,313)
Other expense, net ........................          (584)          (750)          (637)          (198)           (94)
                                                 --------       --------       --------       --------       --------

Income (loss) before income tax
Provision .................................           297         (3,859)        (1,580)        (6,050)        (3,407)
Income tax provision ......................            25              7              3              3              4
                                                 --------       --------       --------       --------       --------

Net income (loss) .........................      $    272       $ (3,866)      $ (1,583)      $ (6,053)      $ (3,411)
                                                 --------       --------       --------       --------       --------
Other comprehensive loss -
net unrealized loss on available
for sale securities .......................            (5)            --             --             --             --

Comprehensive income (loss) ...............      $    267       $ (3,866)      $ (1,583)      $ (6,053)      $ (3,411)

Basic earnings (loss) per share ...........      $    .06       $  (2.39)      $  (1.00)      $  (4.06)      $  (2.34)
                                                 --------       --------       --------       --------       --------
Diluted earnings (loss) per share .........      $    .03       $  (2.39)      $  (1.00)      $  (4.06)       $(2,34)
                                                 ========       ========       ========       ========       ========

Basic weighted average common shares ......         4,854          1,618          1,576          1,491          1,458

Diluted weighted average common shares ....         9,731          1,618          1,576          1,491          1,458
                                                 ========       ========       ========       ========       ========

                                                                     As of December 31,
                                               -------------------------------------------------------------
                                                1999         1998          1997         1996          1995
                                               -------      -------       -------      -------       -------
                                                                      (in thousands)
Balance Sheet Data:
Cash and cash equivalents ...............       11,570        2,452         6,175        1,189         3,018
Investment in securities ................        9,125           --            --           --            --
Working capital (deficit) ...............       18,291          833         4,452       (2,385)        1,566
Total assets ............................       33,974       12,748        17,653        8,563         9,166
Long-term liabilities ...................        6,261        6,440         6,723          848           717
Total stockholders' equity (deficit) ....       15,048       (3,155)          664         (458)        3,555

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We provide software products and services for eAsset management, an emerging market segment that enables organizations to more effectively develop, enhance, deploy and manage their Internet and enterprise software systems. We originally incorporated in 1984 as a supplier of application software for the automotive industry. In 1987, we sold our application software business to focus on the development of a software change management product. In subsequent years, we expanded our focus to encompass a fully integrated change management suite. In 1994, we released the 4.0 version of the Continuus Change Management Suite. In 1998, we began expanding our focus to include eAsset management. Our revenues were $23.3 million in 1997, $27.4 million in 1998 and $37.3 million in 1999. Since 1995, we have licensed our products to over 500 customers worldwide. Substantially all revenues have been derived from software licenses or from related services. Software license revenues are primarily based on the number of end-user seats and the number of copies of our server products that are licensed by customers. Customers often obtain an initial license for small groups and may later purchase additional licenses to cover more users. In 1999, approximately 60% of our software license revenues resulted from sales to existing customers. Software license transactions generally average less than $100,000, although larger transactions do occur. We recognize revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2. License revenues from sales to end users are recognized upon shipment of the product if a signed contract exists, the fee is fixed and determinable and collection is deemed probable. If an acceptance period is provided, revenue is recognized upon the earlier of customer acceptance or the expiration of that period.

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

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany, the United Kingdom, Ireland and Australia. Our foreign subsidiaries bill customers and incur expenses in their local currencies which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 45.5% in 1999, 51.8% in 1998, and 47.2% in 1997.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated the percentage of revenues represented by certain items in our consolidated statements of operations:

                                                                        YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------
                                                                   1999          1998           1997
                                                                   -----         -----          -----
Revenues:
   Software licenses ......................................         54.7%         52.6%          59.4%
   Services ...............................................         45.3          47.4           40.6
                                                                   -----         -----          -----
            Total revenues ................................        100.0         100.0          100.0
                                                                   -----         -----          -----
Cost of revenues:
   Software licenses ......................................          1.6           2.4            2.8
   Services ...............................................         24.3          27.1           25.8
                                                                   -----         -----          -----
            Total cost of revenues ........................         25.9          29.5           28.6
                                                                   -----         -----          -----
Gross profit ..............................................         74.1          70.5           71.4
                                                                   -----         -----          -----
Operating expenses:
   Sales and marketing ....................................         47.6          56.4           51.9
   Research and development ...............................         14.8          16.4           15.4
   General and administrative .............................          8.8           9.1            8.2
   Compensation expense related to stock option grants ....          0.6            --             --
                                                                   -----         -----          -----
            Total operating expenses ......................         71.8          81.9           75.5
                                                                   -----         -----          -----
Income (loss) from operations .............................          2.3         (11.4)          (4.1)
Other expense, net ........................................          1.6           2.7            2.7
                                                                                 -----          -----
Income (loss) before income tax provision .................          0.7         (14.1)          (6.8)
Income tax provision ......................................          0.0           0.0            0.0
                                                                   -----         -----          -----
Net income (loss) .........................................          0.7%        (14.1)%         (6.8)%
                                                                   =====         =====          =====


                                          YEARS ENDED DECEMBER 31,
                                      ---------------------------------
                                      1999          1998          1997
                                      -----         -----         -----
Software license revenues ....        100.0%        100.0%        100.0%
Cost of software licenses ....          2.9           4.5           4.7
                                      -----         -----         -----
Gross margin .................         97.1%         95.5%         95.3%
                                      =====         =====         =====
Services revenue .............        100.0%        100.0%        100.0%
Cost of services .............         53.6          57.2          63.7
                                      -----         -----         -----
Gross margin .................         46.4%         42.8%         36.3%
                                      =====         =====         =====

Comparison of Years Ended December 31, 1999, 1998 and 1997

REVENUES

Software Licenses. Software license revenues were $20.4 million in 1999, $14.4 million in 1998, and $13.8 million in 1997, representing increases of 41.5% from 1998 to 1999 and 4.3% from 1997 to 1998. The increase in revenues from 1998 to 1999 was primarily due to increased sales to Internet-related customers. These customers consist of relatively new Internet-centric businesses as well as Internet and e-commerce operations within global 1000 class businesses. The lower growth from 1997 to 1998 stemmed from a reduction in the sales force in early 1998 which resulted from employment terminations initiated by us to improve productivity as we targeted our sales effort at personnel at higher organizational levels in our customers and prospects and removed under-performing sales staff as well as a small number of voluntary resignations. The reduction in the sales force slowed software license revenues, particularly in North America, until replacements could be recruited and become productive. Software license revenues in North America were $11.5 million in 1999, $6.6 million in 1998 and $6.7 million in 1997, representing an increase of 74.2% from 1998 to 1999 and a decrease of 1.5% from 1997 to 1998. The slight decrease from 1997 to 1998 was due to decreased sales volume resulting from the reduction in the North American sales force. Software license revenues from international operations were $8.9 million in 1999, $7.8 million in 1998 and $7.1 million in 1997, representing increases of 14.1% from 1998 to 1999 and 9.9% from 1997 to 1998.

Services. Service revenues were $16.9 million in 1999, 13.0 million in 1998 and $9.4 million in 1997, representing increases of 29.9% from 1998 to 1999 and 37.9% from 1997 to 1998. The increases in both periods were primarily due to increases in consulting and training services for new customers, which reflects the growth in software license revenues, as well as increased orders for consulting, training and maintenance services from existing customers. Service revenue as a percentage of total revenues was 45.3% in 1999, 47.4% in 1998 and 40.6% in 1997.

COST OF REVENUES

Cost of Software Licenses. The cost of software license revenues includes both the amortization of prepaid royalty costs associated with third-party software which is embedded in our products and the costs associated with product documentation, packaging and shipping. Cost of software license revenues was $596,000 in 1999, $654,000 in 1998 and $650,000 in 1997, representing a decrease of 8.9% from 1998 to 1999 and an increase of 0.6% from 1997 to 1998. The decrease was primarily due to lower product documentation costs as the database fees were fixed over the three years. Gross margins on software licenses were 97.1% in 1999, 95.5% in 1998 and 95.3% in 1997.

Cost of Services. Cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. Cost of service revenues was $9.1 million in 1999, $7.4 million in 1998 and $6.0 million in 1997, representing increases of 21.8% from 1998 to 1999 and 24.0% from 1997 to 1998. The increases in both periods were primarily due to costs associated with increasing the size of our professional services organization worldwide. Gross margins on service revenue were 46.4% in 1999, 42.8% in 1998 and 36.3% in 1997. These year-to-year increases in gross margins on service revenue were primarily due to price increases and from increased utilization as new employees become more productive.

OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses, travel and entertainment and promotional expenses. Sales and marketing expenses were $17.8 million in 1999, $15.5 million in 1998 and $12.1 million in 1997, representing increases of 14.9% from 1998 to 1999 and 28.1% from 1997 to 1998. The increase in sales and marketing expenses was primarily due to an increase in sales personnel expenses, including commissions and compensation, resulting from a larger sales force and increased sales. The increase in sales and marketing expenses from 1997 to 1998 was primarily due to sales personnel expenses associated with increased revenue growth. These expenses included a $2.5 million increase in commissions, compensation, recruiting and training costs. As a percentage of total revenues, sales and marketing expenses were 47.6% in 1999, 56.4% in 1998 and 51.9% in 1997. The decrease as a percentage of revenue in 1999 was primarily due to increased productivity of the sales force. We expect that sales and marketing expenses will continue to increase in absolute dollars as we continue to hire additional sales and marketing personnel, establish additional sales offices and increase promotional activities.

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development expenses were $5.5 million in 1999, $4.5 million in 1998 and $3.6 million in 1997, representing an increase of 22.7% from 1998 to 1999 and 25.7% from 1997 to 1998. The increases from 1998 to 1999 and from 1997 to 1998 were primarily due to staffing increases made to support the development of new products as well as the enhancement of existing products. As a percentage of total revenues, research and development expenses were 14.8% in 1999, 16.4% in 1998 and 15.4% in 1997. We expect research and development expenditures will continue to increase in absolute dollars as we continue to hire additional engineering personnel.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $3.3 million in 1999, $2.5 million in 1998 and $1.9 million in 1997, representing an increase of 31.7% from 1998 to 1999 and 31.0% from 1997 to 1998. The increase from 1998 to 1999 was primarily due to increased personnel expenses, including salaries, bonuses and payroll taxes resulting from new hires and increased legal and accounting fees and other costs as a result of being a public company. The increase from 1997 to 1998 was primarily due to a $300,000 increase in financing costs and a $300,000 increase in compensation, recruiting and training costs resulting from increased staffing. As a percentage of total revenues, general and administrative expenses were 8.8% in 1999, 9.1% in 1998 and 8.2% in 1997. We expect general and administrative expenses to continue to increase in absolute dollars as we hire additional administrative personnel, incur costs associated with being a public company and move to larger facilities in 2000.

Compensation Expenses Related to Stock Option Grants. Compensation expense related to the grant of options to purchase shares of common stock at exercise prices below the deemed value of the company's common stock were $212,000 for 1999. There were no such expenses in either 1998 or 1997. Of the $212,000 for 1999, $106,000 was related to sales and marketing, $30,000 was related to research and development and $76,000 was related to general and administrative.

Other Expenses, Net. Other expenses consist primarily of interest income, interest expense and foreign currency translation. Other expenses were $584,000 in 1999, $750,000 in 1998 and $637,000 in 1997, representing a decrease of 22.1%
from 1998 to 1999 and an increase of 17.7% from 1997 to 1998. The decrease from 1998 to 1999 was due to the increased interest income earned on the investment of the net proceeds of our initial public offering of common stock in August 1999. The increase from 1997 to 1998 was primarily due to higher interest expense net of interest income. As a percentage of total revenues, other expenses were 1.6% in 1999, 2.7% in 1998 and 2.7% in 1997.

Income Tax Provision. The income tax provision was $25,000 for 1999 and for 1998 and 1997 it consisted solely of minimum state income taxes due to our net loss in each of those periods.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1999, we had cash and cash equivalents of approximately $11.6 million, an increase of $9.1 million from December 31, 1998. Investment in securities was $9.1 million at December 31, 1999. In July, 1999 we received net proceeds of $17.4 million from our initial public offering. Prior to our initial public offering, we financed our operations primarily through private placements of our equity securities, which provided net proceeds totaling $18.4 million as of March 31, 1999. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. As of December 31, 1999, we had $749,000 outstanding under capital equipment lease lines of credit and no other outstanding lines of credit. In addition, we have entered into a $2,000,000 revolving line of credit with a commercial bank, which expires in April 2001. We currently have not made any draws on this line of credit.

        Our operating activities generated cash of $2.7 million in 1999 and used cash of $2.2 million in 1998 and $450,000 in 1997. In 1999, the increase was primarily due to the company achieving a net income. The increase in cash used by operating activities in 1998 was primarily due to the increase in the net loss from 1997 to 1998. Our investing activities used approximately $10.5 million in 1999, $439,000 in 1998 and $93,000 in 1997. The investing activity for 1999 consisted primarily of $9.1 million in investments in available for sale securities. Our financing activities provided $17.0 million in 1999, used $1.1 million in 1998 and provided $5.5 million in 1997. The primary source of funds in 1999 was our initial public offering and the primary source of funds in 1997 was the issuance of the $6.0 million senior secured convertible debenture. We used $1.1 million in financing activities in 1998 primarily for capital lease payments.

        Expenditures for property and equipment were $1.6 million in 1999, $1.0 million in 1998 and $1.2 million in 1997. Most property acquired in 1999, 1998 and 1997 was computer hardware and software. In 1999, $381,000 of property was financed through capital leases and most of the property acquired in 1998 and 1997 were financed through capital leases. We will be moving to larger facilities in May 2000, which will increase our expenditures for new property and EQUIPMENT. As of December 31, 1999, the Company has outstanding the $6.0 million senior secured convertible debenture.

        In addition, on February 10, 2000, the Company purchased all the outstanding shares and options of Pagoda Corporation in exchange for approximately 820,000 shares of its common stock and $1 million in cash (See
Note 19 to the financial statements).

        We believe that our existing cash balances and cash from operations will be sufficient to finance our operations through at least the next 12 months.

IMPACT OF YEAR 2000 PROBLEMS

On January 1, 2000, many companies faced a potentially serious computer problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. We examined our computer and information systems and contacted our software and hardware providers to determine whether our software applications and computer and information systems were compliant with the Year 2000.

We were assured by our vendors that our computer systems were fully compliant with the Year 2000. We also performed our own internal tests of our software and hardware to confirm that they were Year 2000 compliant.

At this time we have not experienced any material Year 2000 related problems with our information systems and computer software, and we have not experienced any material problems with our suppliers or customers related to Year 2000. There has been no material impact on our business, financial condition or results of operations related to the Year 2000.

We have not incurred any material costs directly associated with year 2000 compliance efforts, except for compensation expense associated with existing salaried employees who have devoted some of their time away from their primary responsibilities and instead to year 2000 assessment and remediation efforts. The total costs associated with year 2000 compliance, including costs of completing required modifications, upgrades and replacements of our internal systems did not exceed $50,000. We intend to continue to review our information systems as well as monitor our key suppliers and customers for any undetected Year 2000 problems which may not yet be apparent. However, we do not currently believe that there are any undetected Year 2000 problems that could have a material impact on our business, financial condition or results of operation.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt effective in 2001. SFAS No. 133 will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133. We will adopt SFAS No. 133 in 2001.


EUROPEAN MONETARY UNION

Within Europe, the European Economic and Monetary Union introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the European Union's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

Our transactions are recorded in both U.S. dollars and foreign currencies. Future transactions may be recorded in the euro. We have not incurred and do not expect to incur any significant costs from the continued implementation of the euro. However, the currency risk of the euro could harm our business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash, investments in securities and long-term debt. At December 31, 1999, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

We have not invested in derivative financial instruments. We have foreign currency exposure since we transact business in foreign currencies. However, foreign currency translation and transaction gains and losses have not been significant. A significant change in foreign currency values could harm our financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS/SCHEDULE:

                                                                     PAGE
                                                                     ----
Independent Auditors' Report ....................................     24
Consolidated Balance Sheets as of December 31, 1999 and 1998.....     25
Consolidated Statements of Operations and Comprehensive Income
(Loss) for the Years ended December 31, 1999, 1998 and 1997 .....     26
Consolidated Statements of Stockholders' Equity (Deficit)
for the Years ended December 31, 1999, 1998 and 1997 ............     27
Consolidated Statements of Cash Flows for the Years ended
December 31, 1999, 1998 and 1997 ................................     28
Notes to Consolidated Financial Statements ......................     29
Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts
  Three Years ended December 31, 1999 ...........................     46

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Continuus Software Corporation and subsidiaries:

We have audited the accompanying consolidated balance sheets of Continuus Software Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Continuus Software Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP
Costa Mesa, California
January 26, 2000, except for
Note 19 as to which the date is
February 10, 2000.

                CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    DECEMBER 31,
                                                                            -------------------------
                                                                              1999             1998
                                                                            --------         --------
                              ASSETS
Current Assets:
Cash and cash equivalents ..........................................        $ 11,570         $  2,452
Investments in securities, available for sale ......................           9,125               --
Accounts receivable, less allowance for doubtful accounts
   of $430 (1999) and $339 (1998) ..................................           8,940            7,067
Prepaid expenses and other current assets ..........................           1,266              777
Deferred tax asset .................................................              55               --
                                                                            --------         --------
   Total current assets ............................................          30,956           10,296
Property, net ......................................................           2,154            1,691
Other assets .......................................................             864              761
                                                                            --------         --------
   Total assets ....................................................        $ 33,974         $ 12,748
                                                                            ========         ========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable ...................................................        $  1,662         $    796
Accrued liabilities ................................................           5,554            3,568
Deferred revenue ...................................................           4,961            4,400
Current portion of capital lease obligations .......................             488              699
                                                                            --------         --------
            Total current liabilities ..............................          12,665            9,463
Capital lease obligations, net of current portion ..................             261              440
Convertible Note Payable ...........................................           6,000            6,000
Commitments and Contingencies
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value, 5,000,000 shares
   authorized, no shares issued and outstanding
Series A convertible preferred stock, no par value;
   2,291,518 shares authorized, no shares and 2,275,659
   issued and outstanding at December 31, 1999 and 1998 ............              --            7,900
Series B convertible preferred stock, no par value;
   451,243 shares authorized, no shares and 451,243
   issued and outstanding at December 31, 1999 and 1998 ............              --            1,769
Series C convertible preferred stock, no par value;
   804,667 shares authorized, no shares and 747,525
   issued and outstanding at December 31, 1999 and 1998 ............              --            4,118
Series D convertible preferred stock, no par value;
   361,178 shares authorized, no shares and 361,178
   issued and outstanding at December 31, 1999 and 1998 ............              --            1,879
Series E convertible preferred stock, no par value;
   783,019 shares authorized, no shares and 470,849
   issued and outstanding at December 31, 1999 and 1998 ............              --            2,352
Common stock $.001 par value;
   30,000,000 shares authorized, 9,504,856 and 1,630,250 shares
   issued and outstanding at December 31, 1999 and 1998 ............              10                2
Additional paid-in capital .........................................          38,137            1,898
Warrants to purchase common stock ..................................              69              114
Warrants to purchase Series E convertible preferred stock ..........              --              248
Accumulated other comprehensive loss ...............................              (5)              --
Accumulated deficit ................................................         (23,163)         (23,435)
                                                                            --------         --------
            Total stockholders' equity (deficit) ...................          15,048           (3,155)
                                                                            --------         --------
            Total liabilities and stockholders' equity .............        $ 33,974         $ 12,748
                                                                            ========         ========


See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------
                                                                        1999             1998             1997
                                                                      --------         --------         --------
Revenues:
      Software licenses ......................................        $ 20,420         $ 14,429         $ 13,829
      Services ...............................................          16,898           13,007            9,434
                                                                      --------         --------         --------
            Total revenues ...................................          37,318           27,436           23,263
Cost of revenues:
      Software licenses ......................................             596              654              650
      Services ...............................................           9,068            7,446            6,007
                                                                      --------         --------         --------
            Total cost of revenues ...........................           9,664            8,100            6,657
                                                                      --------         --------         --------
Gross profit .................................................          27,654           19,336           16,606
Operating expenses:
      Sales and marketing ....................................          17,777           15,469           12,079
      Research and development ...............................           5,513            4,493            3,574
      General and administrative .............................           3,271            2,483            1,896
      Compensation expense related to stock option grants ....             212               --               --
                                                                      --------         --------         --------
            Total operating expenses .........................          26,773           22,445           17,549
                                                                      --------         --------         --------
Income (loss) from operations ................................             881           (3,109)            (943)
Other expense, net ...........................................            (584)            (750)            (637)
                                                                      --------         --------         --------
Income (loss) before income tax provision ....................             297           (3,859)          (1,580)
Income tax provision .........................................              25                7                3
                                                                      --------         --------         --------
Net income (loss) ............................................        $    272         $ (3,866)        $ (1,583)
                                                                      --------         --------         --------
Other comprehensive loss
net unrealized loss on available for sale securities .........              (5)              --               --
                                                                      --------         --------         --------
                                                                                                        --------
Comprehensive income (loss) ..................................        $    267         $ (3,866)        $ (1,583)
                                                                      ========         ========         ========
net income (loss) per share                                           ========         ========         ========
      Basic ..................................................        $    .06         $  (2.39)        $  (1.00)
                                                                      ========         ========         ========
      Diluted ................................................        $    .03         $  (2.39)        $  (1.00)
                                                                      ========         ========         ========
Weighted average shares outstanding                                   ========         ========         ========
      Basic ..................................................           4,854            1,618            1,576
                                                                      ========         ========         ========
      Diluted ................................................           9,731            1,618            1,576
                                                                      ========         ========         ========

See accompanying notes to consolidated financial statements.

                CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                             COMMON STOCK
                                                          CONVERTIBLE                       AND ADDITIONAL
                                                        PREFERRED STOCK                     PAID IN CAPITAL
                                                  ----------------------------        ---------------------------
                                                    SHARES            AMOUNT           SHARES            AMOUNT
                                                  ----------        ----------        ----------       ----------
Balance at January 1, 1997 ................        3,835,605        $   15,666         1,513,759       $    1,748
Issuance of preferred stock and warrants ..           93,190               415                --               --
Issuance of common stock ..................               --                --            90,443              105
Conversion of debt to equity ..............          377,659             1,937                --               --
Net Loss ..................................               --                --                --               --
                                                  ----------        ----------        ----------       ----------
Balance at December 31, 1997 ..............        4,306,454            18,018         1,604,202            1,853
Issuance of common stock ..................               --                --            26,048               47
Net loss ..................................               --                --                --               --
                                                  ----------        ----------        ----------       ----------
Balance at December 31, 1998 ..............        4,306,454            18,018         1,630,250            1,900
Issuance of common stock related to
   the exercise of stock options and
   warrants ...............................               --                --           148,858              243
Issuance of warrants to purchase
   common stock ...........................               --                --                --               --
Issuance of common stock related
   to the IPO, net ........................               --                --         2,523,642           17,416
Conversion of preferred stock and
   warrants to common stock at IPO ........       (4,306,454)          (18,018)        5,202,106           18,376
Compensation expense related to
   stock option grants ....................               --                --                --              212
Unrealized loss on available for sale
   securities .............................               --                --                --               --
Net income ................................               --                --                --               --
                                                  ----------        ----------        ----------       ----------
Balance at December 31, 1999 ..............               --                --         9,504,856       $   38,147
                                                  ==========        ==========        ==========       ==========

                                                                   WARRANTS TO
                                                                     PURCHASE
                                                 WARRANTS TO         SERIES E        ACCUMULATED
                                                  PURCHASE         CONVERTIBLE          OTHER
                                                   COMMON           PREFERRED       COMPREHENSIVE       ACCUMULATED
                                                    STOCK             STOCK             LOSS              DEFICIT        TOTAL
                                                 -----------       -----------      -------------      ------------    ----------
Balance at January 1, 1997 ................       $      114        $       --        $       --        $  (17,986)    $    (458)
Issuance of preferred stock and warrants ..               --                83                --                --           498
Issuance of common stock ..................               --                --                --                --           105
Conversion of debt to equity ..............               --               165                --                --         2,102
Net Loss ..................................               --                --                --            (1,583)       (1,583)
                                                  ----------        ----------        ----------        ----------      --------
Balance at December 31, 1997 ..............              114               248                --           (19,569)          664
Issuance of common stock ..................               --                --                --                --            47
Net loss ..................................               --                --                --            (3,866)       (3,866)
                                                  ----------        ----------        ----------        ----------      --------
Balance at December 31, 1998 ..............              114               248                --           (23,435)       (3,155)
Issuance of common stock related to
   the exercise of stock options and
   warrants ...............................               --                --                --                --           243
Issuance of warrants to purchase
   common stock ...........................               65                --                --                --            65
Issuance of common stock related
   to the IPO, net ........................               --                --                --                --        17,416
Conversion of preferred stock and
   warrants to common stock at IPO ........             (110)             (248)               --                --             0
Compensation expense related to
   stock option grants ....................               --                --                --                --           212
Unrealized loss on available for sale
   securities .............................               --                --                (5)               --            (5)
Net income ................................               --                --                --               272           272
                                                  ----------        ----------        ----------        ----------      --------
Balance at December 31, 1999 ..............       $       69                --        $       (5)       $  (23,163)     $ 15,048
                                                  ==========        ==========        ==========        ==========      ========

See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                        --------------------------------------
                                                                                         1999           1998           1997
                                                                                        --------       --------       --------
Cash Flows From Operating Activities:
Net income (loss) ................................................................      $    272       $ (3,866)      $ (1,583)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Provision for doubtful accounts ............................................           114            205             62
      Depreciation and amortization ..............................................         1,135          1,632          1,480
      Loss (gain) on disposition of property .....................................             1             (1)            (2)
      Compensation expense related to stock option grants ........................           212             --             --
      Compensation expense related to warrant issuances ..........................            65             --             --
      Deferred income taxes ......................................................           (55)            --             --
      Changes in operating assets and liabilities (net of effects of acquisition):            --             --             --
         Accounts receivable .....................................................        (2,470)           395         (3,798)
         Prepaid expenses and other assets .......................................          (428)           (69)          (672)
         Accounts payable ........................................................           885           (474)            94
         Accrued liabilities .....................................................         2,196            361          1,573
         Deferred revenue ........................................................           741           (409)         2,396
                                                                                        --------       --------       --------
            Net cash provided by (used in) operating activities...................         2,668         (2,226)          (450)
Cash Flows From Investing Activities:
Purchases of property ............................................................        (1,264)          (452)          (105)
Purchase of available for sale investment securities .............................       (12,096)            --             --
Proceeds from available for sale investment securities ...........................         2,965             --             --
Proceeds from sale of property ...................................................             3             13             12
Cash paid for acquisition ........................................................          (158)            --             --
                                                                                        --------       --------       --------
            Net cash used in investing activities ................................       (10,550)          (439)           (93)
Cash Flows From Financing Activities:
Repayments on notes payable ......................................................            --             --           (100)
Net borrowings (payments) on line of credit ......................................            --             --         (1,043)
Principal payments on obligations under capital leases ...........................          (646)        (1,105)          (961)
Proceeds from IPO, net............................................................        17,416             --             --
Proceeds from issuance of convertible debt .......................................            --             --          1,030
Proceeds from issuance of common stock, net ......................................           243             47            105
Proceeds from issuance of preferred stock and warrants ...........................            --             --            498
Proceeds from issuance of convertible note payable ...............................            --             --          6,000
                                                                                        --------       --------       --------
            Net cash provided by (used in) financing activities ..................        17,013         (1,058)         5,529
Effect of Exchange Rate ..........................................................           (13)            --             --
                                                                                        --------       --------       --------
Net increase (decrease) in cash and cash equivalents .............................         9,118         (3,723)         4,986
Cash and cash equivalents, beginning of period ...................................         2,452          6,175          1,189
                                                                                        --------       --------       --------
Cash and Cash Equivalents, end of period .........................................      $ 11,570       $  2,452       $  6,175
                                                                                        ========       ========       ========
Supplementary Disclosures of Cash Flow Information
      Cash paid during the year for:

         Interest ................................................................      $    636       $    880       $    278
                                                                                        ========       ========       ========
         Income taxes ............................................................      $      8       $     18       $    282
                                                                                        ========       ========       ========
Noncash Items:
Acquisition of property through capital lease ....................................      $    381       $    541       $  1,080
Conversion of notes payable and accrued interest to preferred stock ..............      $     --       $     --       $  2,102
Issuance of warrants to purchase Series E convertible preferred stock ............      $     --       $     --       $    248
Conversion of preferred stock to common stock ....................................      $ 18,018       $     --       $     --
Net exercise of warrants to purchase common stock ................................      $    110       $     --       $     --
Net exercise of warrants to purchase Series E convertible preferred stock ........      $    248       $     --       $     --


See accompanying notes to consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -- Continuus Software Corporation and subsidiaries (the Company) is a leading provider of software products and services for eAsset management, an emerging market segment that enables organizations to more effectively develop, enhance, deploy and manage their Internet and enterprise software systems. The Company's product line simplifies the development of complex and demanding Internet and software applications. Products are sold direct, as well as through resellers, to both commercial and government markets. The Company also offers Continuus Professional Services which include consulting, training and maintenance services. The Company grants credit to its customers in a variety of industries.

Initial Public Offering - On August 3, 1999, the Company completed the sale of 2,523,642 shares of common stock in an initial public offering at an offering price of $8.00 per share, resulting in net proceeds of $17,416. In connection with this offering, all outstanding shares of preferred stock were converted into 4,306,454 shares of common stock, and 895,652 shares of common stock were issued as a result of the net exercise of 1,187,765 warrants to purchase common stock.

Stock Split -- On July 13, 1999, the Company effected a 1-for-2.65 reverse stock split of its common stock. All share, per share and conversion amounts relating to common stock, preferred stock, warrants and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the reverse stock split for all periods presented.

Reincorporation -- The Company reincorporated in the State of Delaware on July 21, 1999.

Principles of Consolidation -- The consolidated financial statements include the accounts of Continuus Software Corporation (Continuus) and its wholly owned subsidiaries, Continuus Software Limited (UK), Continuus Software GmbH (Germany), Continuus Software SARL (France), Continuus Software Company Limited (Ireland) and Continuus Software Pty Limited (Australia). All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Foreign Currency Translation -- In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation, the United States dollar is considered to be the functional currency for the Company's foreign subsidiaries, and translation adjustments are included in the Company's consolidated statements of operations. The Company recorded translation gains (losses) of ($161), $5 and ($163) during the years ended December 31, 1999, 1998 and 1997, respectively which is included in other expense in the accompanying consolidated financial statements.

Cash and Cash Equivalents -- Cash and cash equivalents represent highly liquid securities consisting primarily of United States treasury bills, with original maturities of less than 90 days.

Property -- Computer equipment, furniture and fixtures, and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over estimated useful lives of the related assets, generally ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the life of the lease.

Investment in Securities, Available for Sale - The Company's investments in corporate debt securities are classified as available-for-sale and stated at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Other Assets - Other assets consist primarily of the long-term portion of financing costs, refundable deposits, and goodwill. The Company is amortizing deferred financing costs using the effective interest method over the term of the related financing agreements, which are two and five years. Goodwill arising from the acquisition of Procentric Pty Limited is amortized over five years on a straight-line basis. The company annually evaluates the carrying value of goodwill for any impairment of value based on an undiscounted cash flow analysis. At December 31, 1999, the Company believes there has been no impairment of the value of goodwill.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Long-Lived Assets -- The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. There was no impairment of the value of such assets for the year ended December 31, 1999.

Revenue Recognition:

During October 1997, the Financial Accounting Standards Board (FASB) issued Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides guidance in recognizing revenue on software transactions. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997, and supersedes SOP 91-1. The Company adopted this statement, as amended, for the years ended December 31, 1998 and 1999.

Software Licenses, Services and Post-Contract Customer Support -- Revenues from sales of software licenses, which generally do not contain multiple elements, are recognized upon shipment of the related product if the requirements of SOP 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, client acceptance, a fixed or determinable fee, collectibility or vendor specific objective evidence about the value of an element, are not met at the date of shipment, revenue recognition is deferred until such items are known or resolved. Revenues from sales to distributors are recognized upon shipment when the distributor has a sales agreement with an end-user. Revenue from service and post-contract customer support is deferred and recognized ratably over the term of the contract.

License Agreements -- The Company's products include software licensed from third parties. An initial five-year license agreement with a third party which granted the Company the right to embed the licensor's database software into the Company's products, expired on December 1999. The cost of the license has been amortized on a straight-line basis and is fully amortized as of December 31, 1999. The license agreement was renewed for a period of three years and will expire on January 31, 2003. The licensor shall receive royalty based payments equal to a percentage of license fee revenue as defined under the renewed agreement. Termination of this license agreement could have a material adverse effect on the Company's ability to deliver its products and a material effect on the Company's operating results and financial condition until alternative database software is selected and integrated into the Company's products.

Software Development Costs -- Costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Because the Company believes that its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no software development costs have been capitalized as of December 31, 1998 and 1999.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Income Taxes -- Income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-based Compensation -- The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Net Income (Loss) Per Share -- The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, warrants and convertible preferred stock, in the weighted average number of common shares outstanding for a period, if dilutive.

Concentration of Credit Risk -- The Company sells its products primarily to large commercial companies. Credit is extended based on an evaluation of the customer's financial condition, and collateral is generally not required. The Company also evaluates its credit customers for potential credit losses.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Use of Estimates -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Comprehensive Income or Loss - The Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income. Comprehensive income is defined as all changes in a company's net assets except changes resulting from transactions with stockholders. It differs from net income or loss in that certain items currently recorded through equity are included in comprehensive income or loss. At December 31, 1999, the Company had accumulated other comprehensive losses comprised of net unrealized losses on available-for-sale securities.

New Accounting Pronouncements:

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities but will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

2. PROPERTY

Property consists of the following:


                                                              DECEMBER 31,
                                                         ---------------------
                                                          1999          1998
                                                         -------       -------
Computer equipment ................................      $ 5,811       $ 4,732
Furniture and fixtures ............................          602           498
Leasehold improvements ............................          218           213
                                                         -------       -------
                                                           6,631         5,443
Less accumulated depreciation and amortization ....       (4,477)       (3,752)
                                                         -------       -------
Property, net .....................................      $ 2,154       $ 1,691
                                                         =======       =======


3. INVESTMENT IN SECURITIES

At December 31, 1999, all of the Company's investments are in debt securities and classified as available for sale. At December 31, 1999, investments in debt securities have an amortized cost of $9,130, gross unrealized gains of $0, gross unrealized losses of $5 and an estimated fair value of $9,125. All of the investments in debt securities are due in one year or less as of December 31, 1999.

Proceeds from the sales of investments in debt securities were approximately $2,965 during the year ended December 31, 1999. Gross realized gains and losses on these sales were $0 and $0.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

4. OTHER ASSETS

Other assets consist of the following:

                                                DECEMBER 31,
                                               --------------
                                               1999      1998
                                               ----      ----
Prepaid insurance costs .................      $113      $ --
Goodwill, net of accumulated amortization
  of $1 at December 31, 1999 ............       107        --
Refundable deposits .....................       443       450
Deferred financing costs, net ...........       201       311
                                               ----      ----
                                               $864      $761
                                               ====      ====

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                  DECEMBER 31,
                                               ------------------
                                                1999        1998
                                               ------      ------
Accrued compensation and related expense..     $3,581      $2,230
Other liabilities ........................      1,973       1,338
                                               ------      ------
                                               $5,554      $3,568
                                               ======      ======

6. CONVERTIBLE NOTES PAYABLE

Convertible Note Payable Agreement -- During September 1997, the Company entered into a note payable agreement with a third party. Under terms of this agreement, the Company borrowed $6,000. The note bears interest at an annual rate of 12%. Interest is due and payable on the first day of January, April, July, and October, commencing on October 1, 1997. Any unpaid principal and interest shall become due and payable at the earliest of the following circumstances: (1) September 2002, (2) the closing of a public offering of the Company's common stock at an aggregate valuation of not less than $15,000 and a public offering price equal or exceeding $13.91 per share, or (3) merger or consolidation of the Company with or into any other corporation. If either (2) or (3) occur prior to September 2002, the holder of the note may convert the amount due into 1,078,167 shares of the Company's common stock at a conversion price of $5.57 per share. As neither (2) or (3) has occurred as of December 31, 1999, the convertible note has been classified as long-term. This agreement does not allow for prepayment of the note and includes certain financial covenants including annual capital expenditure limitations. The Company was in compliance with all financial covenants as of December 31, 1999.

7. LINE OF CREDIT/LEASING AGREEMENTS


On April 22, 1999, the Company entered into a revolving line of credit agreement with a bank, which provides for borrowings up to $2,000. Borrowings accrue interest at a per annum rate equal to the bank's prime rate. The revolving line of credit does not provide for any financial covenants and expires on April 22, 2001. There were no amounts outstanding under the revolving line of credit at December 31, 1999. On the same date, the Company entered into a Contribution Agreement, which requires that certain preferred stockholders guarantee outstanding amounts under the revolving line of credit agreement. Under terms of the Contribution Agreement, the Company granted warrants to purchase 53, 910 shares of common stock at $9.01 per share to the guarantors on a pro rata basis. The warrants are immediately exercisable and expire on April 22, 2002. The fair value allocated to the warrants on the date of grant using the Black-Scholes pricing model was $23. This amount is recorded as deferred financing costs and is being amortized over the term of the revolving line of credit. As of December 31, 1999, $8 of this amount has been amortized. All warrants are outstanding at December 31, 1999. The Company is also obligated to grant additional warrants to purchase 35,940 shares of common stock at $9.01 per share to the guarantors on a pro rata basis in the event the guarantors are required to make a payment on the revolving line of credit. No additional warrants were granted as of December 31, 1999.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)


On April 30, 1999, the Company entered into an agreement with a third party to lease certain qualified capital equipment. The agreement expired on December 1, 1999. In connection with this lease agreement, the Company granted warrants to purchase 20,753 shares of common stock at $9.01 per share. The warrants are immediately exercisable and expire on April 30, 2006. The fair value allocated to the warrants using the Black-Schules pricing model was $42. This amount was recorded as deferred financing costs and was fully amortized as of December 31, 1999. All warrants were outstanding at December 31, 1999.



8. LEASES

Capital lease obligations have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. Assets financed under capital leases included in property are as follows:

                                        DECEMBER 31,
                                   ---------------------
                                    1999          1998
                                   -------       -------
Computer equipment ............    $ 2,180       $ 3,802
Less accumulated amortization..     (1,448)       (2,675)
                                   -------       -------
                                   $   732       $ 1,127
                                   =======       =======

Depreciation and amortization expense of property financed under capital leases was $797, $1,094 and $883 for the years ended December 31, 1999, 1998 and 1997 respectively.

Future minimum lease payments under capital leases and the present value of future minimum lease payments are as follows:



                                                   DECEMBER 31,
                                                       1999
                                                   -------------
2000........................................              $ 557
2001........................................                202
2002........................................                 86
2003........................................                  4
                                                             --
                                                          -----
Total future minimum lease payments..............           849
Less amount representing interest................          (100)
                                                          -----
Present value of future minimum lease payments...           749
Less current portion.............................          (488)
                                                          -----
                                                          $ 261
                                                          =====

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

The Company also leases office space and equipment under operating leases which expire on various dates through June 2003. Future annual minimum lease payments under non-cancelable operating lease arrangements at December 31, 1999 are as follows:


2000........................................................    $  456
2001........................................................       240
2002........................................................       232
2003........................................................       115
                                                                ------
                                                                $1,043
                                                                ======

Rental expense under operating leases was approximately $1,223, $1,031 and $929 for the years ended December 31, 1999, 1998 and 1997 respectively.

9. COMMITMENTS AND CONTINGENCIES

In November 1991, the Company entered into an agreement with two former stockholders of the Company, which required the Company to pay an aggregate of 1% of gross revenues subject to certain time limitations and maximum amounts. Beginning June 1993, the Company began making quarterly payments and the last payment was made in March 1998. The total amount paid in connection with the agreement was $605. Expense related to this agreement was $78 and $179 for the years ended December 31, 1998 and 1997, respectively.

10. STOCKHOLDERS' EQUITY

Preferred Stock -- Series A preferred stock (Series A) shares were convertible at the holder's option into shares of common stock, on a share-for-share basis. The conversion ratio could be adjusted from time to time in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, meeting certain specified criteria. Dividends on Series A were noncumulative and could be declared at the discretion of the Board of Directors. The dividend rate was $.2777 per share per annum. Series A stockholders had the right to elect one director and veto rights over certain management decisions. In the event of liquidation, dissolution or merger of the Company, each Series A shareholder had a liquidation preference equal to $3.47 per share, an amount per share of Series A then held by them equal to $.347 multiplied by the number of years between the date upon which the Series C preferred stock shares were first issued by the Company and the date of the distribution of any assets or surplus funds of the Company, plus an amount equal to all declared but unpaid dividends. Such liquidation preference would not be recognized upon the conversion of the preferred stock into common stock upon an initial public offering. All shares of Series A were converted into 2,275,659 shares of common stock upon the completion of the Company's initial public offering on August 3, 1999.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Series B preferred stock (Series B) shares were convertible at the holder's option into shares of common stock, on a share-for-share basis. The conversion ratio could be adjusted from time to time in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, meeting certain specified criteria. Dividends on Series B were noncumulative and could be declared at the discretion of the Board of Directors. The dividend rate was $.318 per share per annum. Series B stockholders had the right to elect one director and veto rights over certain management decisions. In the event of liquidation, dissolution or merger of the Company, each Series B shareholder had a liquidation preference equal to $3.98 per share, an amount per share of Series B then held by them equal to $.398 multiplied by the number of years between the date upon which the Series B shares were first issued by the Company and the date of the distribution of any assets or surplus funds of the Company, plus an amount equal to all declared but unpaid dividends. Such liquidation preference would not be recognized upon the conversion of the preferred stock into common stock upon an initial public offering. All shares of Series B were converted into 451,243 shares of common stock upon the completion of the Company's initial public offering on August 3, 1999.


Series C preferred stock (Series C) shares were convertible at the holder's option into shares of common stock, on a share-for-share basis. The conversion ratio could be adjusted from time to time in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, meeting certain specified criteria. Dividends on Series C were noncumulative and could be declared at the discretion of the Board of Directors. The dividend rate was $.445 per share per annum. Series C stockholders had veto rights over certain management decisions. In the event of liquidation, dissolution or merger of the Company, each Series C shareholder had a liquidation preference equal to $5.57 per share, an amount per share of Series C then held by them equal to $.557 multiplied by the number of years between the date upon which the Series C shares were first issued by the Company and the date of the distribution of any assets or surplus funds of the Company, plus an amount equal to all declared but unpaid dividends. Such liquidation preference would not be recognized upon the conversion of the preferred stock into common stock upon an initial public offering. All shares of Series C were converted into 747,525 shares of common stock upon the completion of the Company's initial public offering on August 3, 1999.


Series D preferred stock (Series D) shares were convertible at the holder's option into shares of common stock, on a share-for-share basis. The conversion ratio could be adjusted from time to time in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, meeting certain specified criteria. Dividends on Series D were noncumulative and could be declared at the discretion of the Board of Directors. The dividend rate was $.445 per share per annum. Series D stockholders had veto rights over certain management decisions. In the event of liquidation, dissolution or merger of the Company, each Series D shareholder had a liquidation preference equal to $5.57 per share, an amount per share of Series D then held by them equal to $.557 multiplied by the number of years between the date upon which the Series D shares were first issued by the Company and the date of the distribution of any assets or surplus funds of the Company, plus an amount equal to all declared but unpaid dividends. Such liquidation preference would

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

not be recognized upon the conversion of the preferred stock into common stock upon an initial public offering. All shares of Series D were converted into 361,178 shares of common stock upon the completion of the Company's initial public offering on August 3, 1999.


Series E preferred stock (Series E) shares were convertible at the holder's option into shares of common stock, on a share-for-share basis. The conversion ratio could be adjusted from time to time in the event of certain diluting events, as defined. Conversion was automatic in the event of a public offering of the Company's common stock, meeting certain specified criteria. Dividends on Series E were noncumulative and could be declared at the discretion of the Board of Directors. The dividend rate was $.445 per share per annum. Series E stockholders had veto rights over certain management decisions. In the event of liquidation, dissolution or merger of the Company, each Series E shareholder had a liquidation preference equal to $5.57 per share, an amount per share of Series E then held by them equal to $.557 multiplied by the number of years between the date upon which the Series E were first issued by the Company and the date of the distribution of any assets or surplus funds of the Company, plus an amount equal to all declared but unpaid dividends. Such liquidation preference would not be recognized upon the conversion of the preferred stock into common stock upon an initial public offering. All shares of Series E were converted into 470,849 shares of common stock upon the completion of the Company's initial public offering on August 3, 1999.


Warrants To Purchase Common Stock -- In connection with the Series A financing, the Company issued 720,148 warrants which can be used to purchase common stock at an exercise price of $.66 per share. The warrants are exercisable immediately and expire seven years from the date of grant. Upon exercise of the warrants, the holders may elect a net exercise option. Such option allows the holders of such warrants to receive an amount of common stock equal to the net gain on the exercise of such warrants. The fair value of these warrants was determined to be insignificant on the date of grant, using the Black-Scholes option-pricing model, and no value was ascribed to these warrants. On August 3, 1999, the holders of 696,528 warrants elected to net exercise and the holders received 639,099 shares of common stock. The remaining 23,620 warrants are outstanding at December 31, 1999.

On May 30, 1996, in connection with Series D equity financing, the Company granted warrants to the holders to purchase 221,736 common stock shares at $1.53 per share. The warrants are exercisable immediately and expire seven years from the date of grant. Upon exercise of the warrants, the holders may elect a net exercise option. Such option allows the holders of such warrants to receive an amount of common stock equal to the net gain on the exercise of such warrants. The warrants were allocated to the holders of the Series D on a pro rata basis based on the consideration received by the Company. The fair value allocated to the warrants at the date of grant, using the Black-Scholes

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

option-pricing model, was estimated to be $114. On August 3, 1999, the holders of 213,112 warrants elected to net exercise and the holders received 172,083 shares of common stock. The remaining 8,625 warrants are outstanding at December 31, 1999.

Warrants to Purchase Series C Preferred Stock -- During June 1996, the Company granted warrants to a bank to purchase 37,735 shares of Series C preferred stock at $5.57 per share. The fair value of these warrants were determined to be insignificant, using the Black-Scholes option-pricing model, and no value was ascribed to such warrants. These warrants expire on June 4, 2001. Upon the closing of the initial public offering on August 3, 1999, all of these warrants were converted into warrants to purchase 37,735 shares of common stock at $5.57 per share. All warrants remain outstanding at December 31, 1999.

Warrants to Purchase Series E Preferred Stock -- On January 22, 1997, the Company granted warrants to the holders of the convertible promissory notes issued on January 22, 1997, to purchase 184,938 Series E preferred stock shares at $5.57 per share. The warrants expire three years from the date of grant or immediately subsequent to an initial public offering. Upon exercise of the warrants, the holders may elect a net exercise option. Such option allows the holders of such warrants to receive an amount of common stock equal to the net gain on the exercise of such warrants . The warrants were allocated to the holders of the convertible promissory notes on a pro rata basis based on the consideration received by the Company. The fair value allocated to the warrants using the Black-Scholes pricing model at the date of grant was $165. Immediately subsequent to the initial public offering on August 3, 1999, all of these warrants were converted into 56,171 shares of common stock.

On May 19, 1997, in connection with the Series E equity financing, the Company granted warrants to purchase 93,187 Series E preferred stock shares at $5.57 per share to the Series E investors. The warrants expire three years from the date of grant or immediately subsequent to an initial public offering. Upon exercise of the warrants, the holders may elect a net exercise option. Such option allows the holders of such warrants to receive an amount of common stock equal to the net gain on the exercise of such warrants . The warrants were allocated to the holders of the Series E preferred stock on a pro rata basis based on the consideration received by the Company. The fair value allocated to the warrants using the Black-Scholes pricing model at the date of grant was estimated to be $83. Immediately subsequent to the initial public offering on August 3, 1999, all of these warrants were converted into 28,299 shares of common stock.

The Company over the last several years granted warrants to a related party to purchase 15,849 shares of Series A preferred stock at $3.47 per share, 19,402 shares of Series C preferred stock at $5.57 per share and 18,866 shares of Series E preferred stock at $5.57 per share. These warrants are exercisable immediately and expire ten years from the date of grant or five years after an initial public offering, whichever is shorter. The fair value of these warrants were determined to be insignificant, using the Black-Scholes option-pricing model, and no value was ascribed to such warrants. Upon closing of the initial public offering on August 3, 1999, all of these warrants were converted into warrants to purchase 38,268 shares of common stock at $5.57 per share and 15,849 shares of common stock at $3.47 per share. All warrants remain outstanding at December 31, 1999.

11. INCOME TAXES

The income tax provision consists of the following:


                                              DECEMBER 31,
                                      -------------------------
                                      1999       1998      1997
                                      ----       ----      ----
Current:
  Federal ......................      $ 63       $ --      $ --
  State ........................        17          7         3
                                      ----       ----      ----
                                        80          7         3
Deferred:
  Federal ......................       (55)        --        --
                                      ----       ----      ----
                                      $ 25       $  7      $  3

The reconciliation of income tax provision (benefit) computed at U.S. federal statutory rates to income tax provision for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                              1999       1998      1997
                                              ----       ----      ----
  Tax at U.S. federal statutory rates .....     35.0%    (35.0)%   (35.0)%
  State taxes, net of federal benefits ....      4.0       0.1       0.1
  Change in valuation allowance ...........   (228.3)     24.7      17.7
  Foreign losses ..........................    186.9       8.9      14.6
  Meals and Entertainment .................     11.8       0.9       1.8
  Other ...................................     (1.0)      0.6       1.0
                                              ------     -----     -----
Income tax provision ......................      8.4%      0.2%      0.2%

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

The Company's net deferred income taxes consist of the following as of December 31:

                                               1999          1998
                                              -------       -------
Deferred tax assets:
  Net operating loss carryforwards .....      $ 4,813       $ 6,436
  Depreciation and amortization ........          673           270
  Allowance for bad debts ..............           94            --
  Vacation accrual .....................          154           123
  Unrealized foreign currency losses ...          351            --
  Other ................................          163            63
                                              -------       -------
Total deferred tax assets ..............        6,248         6,892
Valuation allowance ....................       (6,193)       (6,892)
                                              -------       -------

Net deferred income taxes ..............      $    55       $    --
                                              =======       =======

The Company has reserved for net deferred tax assets whose realization depends on future taxable income.

As of December 31, 1999, the Company has tax net operating loss carryforwards available to offset income of approximately $7,437,000 and $2,820,000 for federal and state purposes, respectively. The federal and state net operating loss carryforwards begin expiring in 2007 and 2000, respectively. Additionally, at December 31, 1999, the Company has foreign net operating loss carryforwards totaling approximately $5,670,000 in the U.K., Germany, France and Australia.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company's net operating loss and credit carryforwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company's ability to utilize net operating losses and credit carryforwards remaining at the ownership change date. The limitation will generally be determined by the fair market value of common stock outstanding prior to the ownership change, multiplied by the applicable federal rate.

12. EMPLOYEE STOCK PURCHASE PLAN

On April 16, 1999, the Company adopted the 1999 Employee Stock Purchase Plan (The Plan) covering an aggregate of 250,000 shares of common stock. The Plan is intended to qualify as an employee stock purchase plan within the meaning of
Section 423 of the Internal Revenue Code of 1986, as amended. Under The Plan, the Board may authorize participation by eligible employees, including officers, in periodic offerings following the commencement of the plan.

Unless otherwise determined by the Board, employees are eligible to participate in the plan only if they are employed for at least 20 hours per week and for at least five months per calendar year. Employees must also have been continuously employed for 30 days prior to the beginning of the offering. Employees who participate in an offering may have up to 15% of their earnings withheld pursuant to the plan. The amount withheld will then be used to purchase shares of the common stock on specified dates determined by the Board. The price of common stock purchased under the plan will be equal to 85% of the lower of the fair market value of the common stock at the commencement date of each offering period or the relevant purchase date. Employees may end their participation in this offering at any time during this offering period, and participation ends automatically on termination of employment.

In the event of a merger, reorganization, consolidation or liquidation involving Continuus, the Board has discretion to provide that each right to purchase common stock will be assumed or an equivalent right substituted by the successor corporation, or the Board may shorten this offering period and provide for all sums collected by payroll deductions to be applied to purchase stock immediately prior to such merger or other transaction. The Board has the authority to amend or terminate the plan, however, the Board may not amend or terminate the plan if it may adversely affect any outstanding rights to purchase common stock.


No shares of common stock were purchased under The Plan at December 31, 1999. At December 31, 1999, $302 was recorded in accrued liabilities that employees had deposited for purchases of common stock. In January 2000, 53,950 shares of common stock were purchased under The Plan.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

13. STOCK OPTION PLANS

The Company's 1991 Stock Option Plan and 1997 Equity Incentive Plan (the Plans), as amended, provide for the issuance to officers and key employees of up to a total of 4,207,547 options to purchase common stock through the grant of incentive stock or nonqualified stock options. Options expire no later than ten years from the date of grant and generally become exercisable over a four-year period.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123.

Had compensation cost been determined using the provisions of SFAS No. 123, the Company's net income or net loss would have been changed to the amounts indicated below:

                                                              DECEMBER 31,
                                               -----------------------------------------
                                                 1999            1998            1997
                                               ---------       ---------       ---------
Net income (loss):
    As reported .........................      $     272       $  (3,866)      $  (1,583)
    Pro forma ...........................         (1,483)         (4,104)         (1,842)
Basic net income (loss) per share:
    As reported .........................      $    0.06       $   (2.39)      $   (1.00)
                                               =========       =========       =========
    Pro forma ...........................      $   (0.31)      $   (2.54)      $   (1.17)
                                               =========       =========       =========
Diluted net income (loss) per share:
    As reported .........................      $    0.03       $   (2.39)      $   (1.00)
    Pro forma ...........................      $   (0.31)      $   (2.54)      $   (1.17)

For purposes of estimating the compensation cost of the Company's option grants in accordance with SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted average assumptions used for grants in the years 1997 and 1998: expected volatility of zero; risk-free interest rates of 6%; expected dividend yield of zero; and expected lives of ten years. Assumptions used for 1999 were as follows: expected volatility of 144%; risk-free interest rates of 6%; expected dividend yield of zero; and expected life of four years.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

A summary of the status of the Plans is presented below:

                                                                               DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                      1999                     1998                       1997
                                            ------------------------------------------------------------------------------
                                                            WEIGHTED                 WEIGHTED                    WEIGHTED
                                                            AVERAGE                   AVERAGE                    AVERAGE
                                                            EXERCISE                  EXERCISE                   EXERCISE
                                              SHARES         PRICE        SHARES       PRICE         SHARES        PRICE
                                            ----------    ----------   ----------    ----------   ----------    ----------
Outstanding, beginning of period .....       2,151,778    $     1.78    l,577,469    $     1.62    1,120,218    $     1.46
Granted ..............................       1,470,958          5.25    1,285,306          3.07      799,584          1.70
Exercised ............................        (148,499)         1.65      (26,048)         1.78      (90,443)         1.16
Canceled .............................        (273,470)         2.43     (684,949)         3.79     (251,890)         1.40
                                            ----------                 ----------                 ----------

Balance, end of period ...............       3,200,767    $     3.32    2,151,778    $     1.78    1,577,469    $     1.62
                                            ==========                 ==========                 ==========

Weighted average fair value of options
granted during the year ..............      $     4.55                 $     0.64                 $     0.77
                                            ==========                 ==========                 ==========
Number of options exercisable at year
end..................................        1,236,525                    926,356                    675,965
                                            ==========                 ==========                 ==========

The following tables summarize information about stock options outstanding as of December 31, 1999:

                                                                                  December 31, 1999
                                                       -----------------------------------------------------------------------
                                                                  Option outstanding                    Options exercisable
                                                       ----------------------------------------     --------------------------
                                                                       Weighted
                                                                       average        Weighted                      Weighted
                                                                       remaining      average                       average
                                                         Number       contractual     exercise        Number        exercise
                                                       outstanding       life           price       exercisable       price
                                                       ----------      ---------      ---------     -----------     ----------
$0.33-0.49 .......................................          4,150           1.87      $     .33          4,150      $     .33
  .95-1.42 .......................................          7,547           2.27            .95          7,547            .95
 1.54-2.30 .......................................      1,750,375           7.06           1.75      1,157,222           1.64
 3.98-5.97 .......................................      1,008,197           9.43           4.31         18,888           4.46
 6.37-9.54 .......................................        406,998           9.41           7.23         48,718           7.19
10.00-15.00 ......................................         23,500           9.97          11.15             --             --
                                                        ---------                                    ---------
                                                        3,200,767                                    1,236,525
                                                        =========                                    =========



On August 25, 1998, the Company's Board of Directors approved a proposal allowing the Company's employees to reprice any existing stock option grants to a new exercise price of $1.99 per

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

share, which was the estimated fair market value of the Company's common stock on August 25, 1998. A total of 363,639 options were repriced with exercise prices ranging from $3.31 to $6.63 per share.

During December 1998 to March 1999, the Company granted a total of 544,633 options to purchase shares of common stock at exercise prices below the estimated fair market value of the Company's common stock. As a result, the Company will record a total of $906 in compensation expenses related to these options over the related vesting periods. The Company has recorded $212 of compensation expense related to these stock options for the year ended December 31, 1999.

14. EARNINGS (LOSS) PER SHARE


                                                             DECEMBER 31,
                                                 -----------------------------------
                                                 1999         1998          1997
                                                 -------       -------       -------
Basic:
Basic weighted average common shares ..........    4,854         1,618         1,576
Net income (loss) .............................  $   272       $(3,866)      $(1,583)
Basic earnings (loss) per share ...............  $  0.06       $ (2.39)      $ (1.00)

Diluted:
Basic weighted average common shares ..........    4,854         1,618         1,576
Conversion of preferred stock and warrants.....    3,101            --            --
Dilutive effect of stock options and warrants..    1,776            --            --
Diluted weighted average common shares.........    9,731         1,618         1,576
Net income (loss) .............................  $   272       $(3,866)      $(1,583)
Diluted earnings (loss) per share .............  $  0.03       $ (2.39)      $ (1.00)


15. OPERATING SEGMENT, GEOGRAPHIC AND CUSTOMER INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The operating segments of the Company are managed separately because each segment represents a strategic business unit that offers different products or services.

The Company's reportable operating segments include Software Licenses and Services. The Software Licenses operating segment develops and markets the Company's process-oriented software development management products. The Services segment provides after-sale support for software products and fee-based training and consulting services related to the Company products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Operating segment data for the three years in the period ended December 31, 1999 was as follows:


                                  SOFTWARE
                                  LICENSES     SERVICES       TOTAL
                                   -------      -------      -------
Year ended December 31, 1999:
Revenues                           $20,400      $16,900      $37,300
Cost of revenues                       600        9,100        9,700
                                   -------      -------      -------

Gross profit                       $19,800      $ 7,800      $27,600
                                   =======      =======      =======

Year ended December 31, 1998:
Revenues                           $14,400      $13,000      $27,400
Cost of revenues                       700        7,400        8,100
                                   -------      -------      -------

Gross profit                       $13,700      $ 5,600      $19,300
                                   =======      =======      =======

Year ended December 31, 1997:
Revenues                           $13,800      $ 9,500      $23,300
Cost of revenues                       700        6,000        6,700
                                   -------      -------      -------

Gross profit                       $13,100      $ 3,500      $16,600
                                   =======      =======      =======

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS EXCEPT SHARE AND PER SHARE INFORMATION)

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. North America information is derived from U.S. operations and includes revenues from sales to Canadian entities of $2,300, $1,400 and $400 for the years ended December 31, 1999, 1998 and 1997, respectively. No single country had a material amount of long-lived assets except for such assets in the United Kingdom of $507 and $569 at December 31, 1999 and 1998, respectively.

                                               NORTH
                                              AMERICA     INTERNATIONAL  ELIMINATIONS    TOTAL
                                            ------------- ------------- -------------- --------
Year ended December 31, 1999:
Revenues............................              20,300        18,100        (1,100)   37,300
Gross profit........................              15,600         8,400         3,600    27,600
Long-lived assets...................               3,300         1,100        (1,400)    3,000
Year ended December 31, 1998:
Revenues............................              17,700        14,900        (5,200)   27,400
Gross profit........................              13,400         5,900                  19,300
Long-lived assets...................               1,400         1,100                   2,500
Year ended December 31, 1997:
Revenues............................              16,900        11,200        (4,800)   23,300
Gross profit........................              12,900         3,700                  16,600
Long-lived assets...................               2,400           500                   2,900

In fiscal 1999, 1998 and 1997, no single customer accounted for 10% or more of total revenue. Sales to companies based in the U.K. were 11%, 15% and 17% respectively, of total revenues for the years ended December 31, 1999, 1998 and 1997. Sales to companies based in Germany were 14%, 17% and 17% respectively, of total revenues for the years ended December 31, 1999, 1998 and 1997. Sales to companies based in France were 12% and 11% respectively, of total revenues for the years ended December 31, 1999 and 1998. Accounts receivable due from customers of the Germany subsidiary and the France subsidiary were 19% and 14%, respectively, of total accounts receivable at December 31, 1999. At December 31, 1999 no single customer accounted for more than 10% of total accounts receivable.

16. DEFINED CONTRIBUTION SAVINGS AND INVESTMENT PLAN

The Company has a defined contribution savings and investment plan which covers substantially all employees. The plan provides for the deferral of up to 20% of an employee's qualifying compensation under Section 401(k) of the Internal Revenue Code. Company contributions may be made to the plan at the discretion of the Company's Board of Directors. To date, no such contributions have been made.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS EXCEPT PER SHARE INFORMATION)


17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth unaudited quarterly results for each of the periods presented. In the opinion of management, this quarterly information has been prepared on the same basis as the annual consolidated financial statements presented elsewhere in this 10k and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information for the periods presented when read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements. The operating results for any quarter are not necessarily indicative of results of any future period.

                                                                            THREE MONTHS ENDED
                                               ------------------------------------------------------------------------------
                                               MARCH 31, JUNE 30,  SEPT. 30,  DEC. 31, MARCH 31,  JUNE 30,  SEPT. 30, DEC. 31
                                                 1999      1999      1999      1999      1998       1998      1998      1998
                                               --------   -------   -------  --------   -------   -------   -------   -------
                                                                               (in thousands)
Revenues:
   Software licenses .........................  $ 4,172   $ 4,827   $ 5,304  $  6,117   $ 3,745   $ 3,565   $ 2,852   $ 4,267
   Services ..................................    4,067     3,985     4,348     4,498     3,065     3,170     3,256     3,516
                                                -------   -------   -------  --------   -------   -------   -------   -------
      Total revenues .........................    8,239     8,812     9,652    10,615     6,810     6,735     6,108     7,783
Cost of revenues:
   Software licenses .........................      156       162       152       126       167       169       157       161
   Services ..................................    1,945     2,201     2,230     2,692     1,681     1,930     1,935     1,900
                                                -------   -------   -------  --------   -------   -------   -------   -------
      Total cost of revenues .................    2,101     2,363     2,382     2,818     1,848     2,099     2,092     2,061
                                                -------   -------   -------  --------   -------   -------   -------   -------
Gross profit .................................    6,138     6,449     7,270     7,797     4,962     4,636     4,016     5,722
                                                -------   -------   -------  --------   -------   -------   -------   -------
Operating expenses:
   Sales and marketing .......................    4,098     4,139     4,565     4,975     3,577     3,946     3,932     4,014
   Research and development ..................    1,233     1,335     1,438     1,507     1,065     1,123     1,159     1,146
   General and administrative ................      704       814       895       858       749       548       679       507
   Compensation expense related to stock
      option grants ..........................       41        57        57        57        --        --        --        --
                                                -------   -------   -------  --------   -------   -------   -------   -------
      Total operating expenses ...............    6,076     6,345     6,955     7,397     5,391     5,617     5,770     5,667
                                                -------   -------   -------  --------   -------   -------   -------   -------
Income (loss) from operations ................       62       104       315       400      (429)     (981)   (1,754)       55
   Other (income) expense, net ...............      296       283        34       (29)      207       142       138       263
                                                -------   -------   -------  --------   -------   -------   -------   -------
Loss before income Tax provision (benefit) ...     (234)     (179)      281       429      (636)   (1,123)   (1,892)     (208)
Income tax provision (benefit) ...............        5         2         1        17        13         4         2       (12)
                                                -------   -------   -------  --------   -------   -------   -------   -------
Net income (loss) ............................  $  (239)  $  (181)  $   280  $    412   $  (649)  $(1,127)  $(1,894)  $  (196)
                                                =======   =======   =======  ========   =======   =======   =======   =======
Other comprehensive income (loss)-Net
   unrealized gain (loss) on available
   for sale securities .......................       --        --        17       (22)       --        --        --        --
Comprehensive Income (loss) ..................  $  (239)  $  (181)  $   297  $    390   $  (649)  $(1,127)  $(1,894)  $  (196)
                                                =======   =======   =======  ========   =======   =======   =======   =======
Basic earnings (loss) per share ..............  $ (0.15)  $ (0.11)  $  0.04  $   0.05   $ (0.40)  $ (0.70)  $ (1.17)  $ (0.12)
Diluted earnings (loss) per share ............  $ (0.15)  $ (0.11)  $  0.03  $   0.04   $ (0.40)  $ (0.70)  $ (1.17)  $ (0.12)
Basic weighted average common shares .........    1,637     1,681     6,888     9,167     1,605     1,613     1,624     1,630
Diluted weighted average common shares .......    1,637     1,681    10,188    11,418     1,605     1,613     1,624     1,630

18. PROCENTRIC PTY LIMITED ACQUISITION

The Company completed the purchase of Procentric Pty Limited on October 1, 1999 for a total purchase price of approximately $158, all of which was paid in cash. The acquisition was accounted for as a purchase, and accordingly, the total purchase price was allocated ot the assets acquired at there estimated fair value in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $50 and goodwill of approximately $108. The historical results of Procentric Pty Limited on a stand alone basis were not significant for the years ended December 31, 1999 and 1998.

19. SUBSEQUENT EVENTS

On February 10, 2000, the Company purchased all the outstanding shares and options of Pagoda Corporation in exchange for approximately 820,000 shares of its common stock valued at $12.50 per share and $1 million in cash. This acquisition will be accounted for under the purchase method of accounting.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            Balance at             Charges to                             Balance at
                                                            Beginning               Costs and                               End of
Year ended December 31, 1999:                               of Period                Expenses             Deductions        Period
                                                            ---------                --------             ----------        ------
            Allowance for doubtful accounts                     $339                    $114                 $(23)           $430

Year ended December 31, 1998:

            Allowance for doubtful accounts                     $134                    $205                   --            $339

Year ended December 31, 1997:

            Allowance for doubtful accounts                     $111                     $62                 $(39)           $134


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There has been no change in our independent accountant during the two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with our 2000 annual meeting of stockholders (the "Proxy Statement") under the headings "Nominees" and "Background of Executive Officers not Described Above." The Proxy Statement will be filed in accordance with Regulation 14A of the Exchange Act no later than April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the Proxy Statement under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

    (1) Reference is made to the Index to Consolidated Financial Statements under Item 8 in Part II hereof, where these documents are listed.

    (2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto included in Item 8 "Financial Statements and Supplementary Data".

    (3) Exhibits - See (c) below.

(b) There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1999.

(c)  Exhibits

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------

   (1)          3.1          Amended and Restated Certificate of Incorporation of the Registrant.
   (2)          3.2          Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Registrant.
   (1)          3.3          Bylaws of the Registrant.
   (1)          4.1          Reference is made to Exhibits 3.1, 3.2 and 3.3.
  *,(1)        10.1          Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
  *,(1)        10.2          Registrant's Employee Stock Option Plan (the "1991 Plan").
  *,(1)        10.3          Form of Incentive Stock Option Agreement under the 1991 Plan.
  *,(1)        10.4          Form of Incentive Stock Option Certificate under the 1991 Plan.
  *,(1)        10.5          Form of Non-Qualified Stock Option Agreement under the 1991 Plan.
  *,(1)        10.6          Form of Non-Qualified Stock Option Certificate under the 1991 Plan.
  *,(1)        10.7          Registrant's 1997 Equity Incentive Plan (the "1997 Plan").
  *,(1)        10.8          Form of Incentive Stock Option Grant Certificate under the 1997 Plan.
  *,(1)        10.9          Registrant's 1998 Employee Stock Purchase Plan and related offering documents.
   (1)         10.10         Investors' Rights Agreement, dated March 4, 1994, as last amended on December 30, 1997, among
                             Registrant and certain investors.
   (1)         10.11         Co-Sale Agreement, dated March 4, 1994, as last amended on May 19, 1997, among Registrant and certain investors.
  *,(1)        10.12         President/CEO Change in Control Severance Benefits Agreement, dated May 31, 1997, among Registrant and
                             John R. Wark.
  *,(1)        10.13         Form of Executive Change in Control Severance Benefits Agreement, dated May 31, 1997, between
                             Registrant and each of Steve L. Johnson, William A. Philbin. Geoffrey W. Haggart, James M. Carrigan,
                             and David McCann.
   (1)         10.14         Stock Purchase Agreement, dated May 30, 1996, among Registrant and certain investors.
   (1)         10.15         Stock Purchase Agreement, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.16         Master Lease Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.17         Global Master Rental Agreement, dated September 1, 1995, among Registrant and Comdisco, Inc.
   (1)         10.18         Warrant Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.19         Warrant Agreement, dated November 8, 1995, among Registrant and Comdisco, Inc.
   (1)         10.20         Warrant Agreement, dated February 14, 1996, among Registrant and Comdisco, Inc.
   (1)         10.21         Warrant to Purchase Stock, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.22         Registration Rights Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.23         Antidilution Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank
   (1)         10.24         Master Purchase Terms and Conditions, dated February 27, 1997, as amended March 27, 1997, among
                             Registrant and Royal Bank of Canada Europe Limited.
   (1)         10.25         Form of Warrant to Purchase Shares of Common Stock, dated December 23, 1994

 EXHIBIT      EXHIBIT
FOOTNOTE      NUMBER                                                  DESCRIPTION
--------      -------                                                 -----------
                             among Registrant and certain investors.
   (1)         10.26         Form of Warrant to Purchase Shares of Common Stock, dated May 30, 1996, among
                             Registrant and certain investors.
   (1)         10.27         Form of Warrant to Purchase Shares of Series E preferred stock, dated January 23, 1997, among
                             Registrant and certain investors.
   (1)         10.28         Form of Warrant to Purchase Shares of Series E preferred stock, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.29         Senior Secured Convertible Debenture Purchase Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity Company.
   (1)         10.30         Senior Secured Convertible Debenture, dated September 23, 1997, among Registrant and London Pacific
                             Life & Annuity Company.
   (1)         10.31         Security Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity
                             Company.
   (1)         10.32         Standard Office Lease -- Gross, dated March 5, 1992, as last amended September 15, 1998, among
                             Registrant, The French Company and certain individuals.
 (1),(4)       10.33         Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
    +          10.34         Amendments No. 5 and 6 to Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
   (1)         10.35         Warrant Agreement, dated May 20, 1997, among Registrant and Comdisco, Inc.
   (1)         10.36         Warrant Agreement, dated July 22, 1997, among Registrant and Comdisco, Inc.
   (1)         10.37         Warrant Agreement, dated December 10, 1997, among Registrant and Comdisco, Inc.
   (1)         10.38         Warrant Agreement, dated February 20, 1998, among Registrant and Comdisco, Inc.
   (1)         10.39         Master Lease Agreement, dated April 30, 1999, among Registrant and Transamerica Business Credit
                             Corporation.
   (1)         10.40         Stock Subscription Warrant, dated April 30, 1999, among Registrant and TBCC Funding Trust I.
   (1)         10.41         Stock Subscription Warrant, dated April 30, 1999, among Registrant and Priority Capital Resources.
   (1)         10.42         Loan Agreement, dated April 22, 1999, among Registrant and Silicon Valley Bank.
   (1)         10.43         Contribution Agreement, dated April 22, 1999, among Registrant and certain investors.
   (1)         10.44         Form of Warrant to Purchase Shares of Common Stock, dated April 22, 1999, among Registrant and certain investors.
   (2)         10.45         Stock Exchange Agreement between the Registrant and U.S. Bancorp Piper Jaffray Inc.
  *,(3)        10.46         Pagoda Corporation 1998 Stock Incentive Plan
  *,(3)        10.47         Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan
   (1)         21.1          Subsidiaries of Registrant.
               23.1          Consent of Deloitte & Touche LLP.
               24.1          Power of Attorney. Reference is made to page 49.
               27.1          Financial Data Schedule.

-----------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+ Confidential Treatment Requested under the Securities Exchange Act of 1934 and Rule 24b-2 thereunder.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-76893) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 31, 1999 or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-31360) or amendments thereto and incorporated herein by reference.

(4) Certain confidential portions deleted pursuant to an Order Granting Application Under Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONTINUUS SOFTWARE CORPORATION

                                By: /s/ John R. Wark
                                    _________________________
                                John R. Wark, President, Chief Executive Officer and Chairman

Date:  March 29, 2000

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Wark and Steven L. Johnson, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                              DATE
         ---------                                     -----                              ----
     /s/ John R. Wark
-----------------------------------      President, Chief Executive and Director       March 29, 2000
John R. Wark                             (Principal Executive Officer)

/s/ Steven L. Johnson
-----------------------------------      Vice President, Finance and Chief             March 29, 2000
Steven L. Johnson                        Financial Officer (Principal Financial
                                         and Accounting Officer)

/s/ Fred B. Cox
-----------------------------------      Director                                      March 29, 2000
Fred B. Cox

/s/ Kevin G. Hall
-----------------------------------      Director                                      March 29, 2000
Kevin G. Hall

/s/ A. Barry Patmore
-----------------------------------      Director                                      March 29, 2000
A. Barry Patmore

/a/ Stewart A. Schuster
-----------------------------------      Director                                      March 29, 2000
Stewart A. Schuster

/s/ Sol Zechter
-----------------------------------      Director                                      March 29, 2000
Sol Zechter

                               INDEX OF EXHIBITS

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------

   (1)          3.1          Amended and Restated Certificate of Incorporation of the Registrant.
   (2)          3.2          Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Registrant.
   (1)          3.3          Bylaws of the Registrant.
   (1)          4.1          Reference is made to Exhibits 3.1, 3.2 and 3.3.
   (1)         10.1          Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
   (1)         10.2          Registrant's Employee Stock Option Plan (the "1991 Plan").
   (1)         10.3          Form of Incentive Stock Option Agreement under the 1991 Plan.
   (1)         10.4          Form of Incentive Stock Option Certificate under the 1991 Plan.
   (1)         10.5          Form of Non-Qualified Stock Option Agreement under the 1991 Plan.
   (1)         10.6          Form of Non-Qualified Stock Option Certificate under the 1991 Plan.
   (1)         10.7          Registrant's 1997 Equity Incentive Plan (the "1997 Plan").
   (1)         10.8          Form of Incentive Stock Option Grant Certificate under the 1997 Plan.
   (1)         10.9          Registrant's 1998 Employee Stock Purchase Plan and related offering documents.
   (1)         10.10         Investors' Rights Agreement, dated March 4, 1994, as last amended on December 30, 1997, among
                             Registrant and certain investors.
   (1)         10.11         Co-Sale Agreement, dated March 4, 1994, as last amended on May 19, 1997, among Registrant and certain investors.
   (1)         10.12         President/CEO Change in Control Severance Benefits Agreement, dated May 31, 1997, among Registrant and
                             John R. Wark.
   (1)         10.13         Form of Executive Change in Control Severance Benefits Agreement, dated May 31, 1997, between
                             Registrant and each of Steve L. Johnson, William A. Philbin. Geoffrey W. Haggart, James M. Carrigan,
                             and David McCann.
   (1)         10.14         Stock Purchase Agreement, dated May 30, 1996, among Registrant and certain investors.
   (1)         10.15         Stock Purchase Agreement, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.16         Master Lease Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.17         Global Master Rental Agreement, dated September 1, 1995, among Registrant and Comdisco, Inc.
   (1)         10.18         Warrant Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.19         Warrant Agreement, dated November 8, 1995, among Registrant and Comdisco, Inc.
   (1)         10.20         Warrant Agreement, dated February 14, 1996, among Registrant and Comdisco, Inc.
   (1)         10.21         Warrant to Purchase Stock, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.22         Registration Rights Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.23         Antidilution Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank
   (1)         10.24         Master Purchase Terms and Conditions, dated February 27, 1997, as amended March 27, 1997, among
                             Registrant and Royal Bank of Canada Europe Limited.
   (1)         10.25         Form of Warrant to Purchase Shares of Common Stock, dated December 23, 1994 among Registrant and certain investors.
   (1)         10.26         Form of Warrant to Purchase Shares of Common Stock, dated May 30, 1996, among
                             Registrant and certain investors.
   (1)         10.27         Form of Warrant to Purchase Shares of Series E preferred stock, dated January 23, 1997, among
                             Registrant and certain investors.
   (1)         10.28         Form of Warrant to Purchase Shares of Series E preferred stock, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.29         Senior Secured Convertible Debenture Purchase Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity Company.
   (1)         10.30         Senior Secured Convertible Debenture, dated September 23, 1997, among Registrant

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------
                             and London Pacific Life & Annuity Company.
   (1)         10.31         Security Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity
                             Company.
   (1)         10.32         Standard Office Lease -- Gross, dated March 5, 1992, as last amended September 15, 1998, among
                             Registrant, The French Company and certain individuals.
   (1)         10.33         Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
    +          10.34         Amendments No. 5 and 6 to Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
   (1)         10.35         Warrant Agreement, dated May 20, 1997, among Registrant and Comdisco, Inc.
   (1)         10.36         Warrant Agreement, dated July 22, 1997, among Registrant and Comdisco, Inc.
   (1)         10.37         Warrant Agreement, dated December 10, 1997, among Registrant and Comdisco, Inc.
   (1)         10.38         Warrant Agreement, dated February 20, 1998, among Registrant and Comdisco, Inc.
   (1)         10.39         Master Lease Agreement, dated April 30, 1999, among Registrant and Transamerica Business Credit
                             Corporation.
   (1)         10.40         Stock Subscription Warrant, dated April 30, 1999, among Registrant and TBCC Funding Trust I.
   (1)         10.41         Stock Subscription Warrant, dated April 30, 1999, among Registrant and Priority Capital Resources.
   (1)         10.42         Loan Agreement, dated April 22, 1999, among Registrant and Silicon Valley Bank.
   (1)         10.43         Contribution Agreement, dated April 22, 1999, among Registrant and certain investors.
   (1)         10.44         Form of Warrant to Purchase Shares of Common Stock, dated April 22, 1999, among Registrant and certain investors.
   (2)         10.45         Stock Exchange Agreement between the Registrant and U.S. Bancorp Piper Jaffray Inc.
   (3)         10.46         Pagoda Corporation 1998 Stock Incentive Plan
   (3)         10.47         Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan
   (1)         21.1          Subsidiaries of Registrant.
               23.1          Consent of Deloitte & Touche LLP.
               24.1          Power of Attorney. Reference is made to page 49.
               27.1          Financial Data Schedule.

-----------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

+ Confidential Treatment Requested under the Securities Exchange Act of 1934 and Rule 24b-2 thereunder.

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (No. 333-76893) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 31, 1999 or amendments thereto and incorporated herein by reference.

(3) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-31360) or amendments thereto and incorporated herein by reference.

(4) Certain confidential portions deleted pursuant to an Order Granting Application Under Securities Act of 1933 and Rule 406 Thereunder Respecting Confidential Treatment.