Form 10-K/A
period 1999-12-31
CONTINUUS SOFTWARE CORP /CA
filed 2000-05-01
CIK 1048044

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

  AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          COMMISSION FILE NO. 000-26797

                         CONTINUUS SOFTWARE CORPORATION
             (Exact name of Registrant as Specified in its Charter)

             DELAWARE                                   43-1070080
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

        9401 JERONIMO ROAD
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

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I
Item 1.      Business........................................................     1
Item 2.      Properties......................................................    16
Item 3.      Legal Proceedings...............................................    16
Item 4.      Submission of Matters to a Vote of Security Holders.............    16

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters.......................................................    16
Item 6.      Selected Financial Data.........................................    17
Item 7.      Management's Discussion and Analysis of Financial Condition and
               Results of Operations.........................................    18
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk......    22
Item 8.      Financial Statements and Supplementary Data.....................    23
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure......................................    46

PART III

Item 10.     Directors and Executive Officers of Continuus Software Corporation  47
Item 11.     Executive Compensation..........................................    49
Item 12.     Security Ownership of Certain Beneficial Owners and Management..    56
Item 13.     Certain Relationships and Related Transactions..................    58

PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on
               Form 8-K......................................................    59

SIGNATURES...................................................................    61
INDEX OF EXHIBITS............................................................    62
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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

        The executive officers and directors of the Company and their ages are as follows:

NAME                                           AGE   POSITION
----                                           ---   --------
John R. Wark ..............................     48   President, Chief Executive Officer and
David McCann...............................     40   Executive Vice President, Global
James M. Carrigan..........................     48   Vice President, Research and Development
Steven L. Johnson..........................     40   Vice President, Finance and Chief
William A. Philbin.........................     40   Vice President, Internet Business
Paul G. Van Den Berg.......................     42   Vice President, Product Management
Fred B. Cox ...............................     65   Director
Kevin G. Hall(1)...........................     41   Director
A. Barry Patmore...........................     59   Director
Stewart A. Schuster(1).....................     54   Director
Sol Zechter ...............................     73   Director

--------------
(1)  Member of the compensation committee and audit committee



        John R. Wark has served as our President, Chief Executive Officer and Chairman of the board of directors since November 1994. Prior to joining Continuus, Mr. Wark served as Vice President, Marketing and Development at Progress Software Corporation, a software development tool and database system provider, from February 1992 to November 1994. Prior to his tenure with Progress Software, he served as a Vice President of the Applications Software Division of Pansophic Systems.

        David McCann has served as our Executive Vice President, Global Operations Worldwide since April 2000. From March 1999 until April 2000, he was our Vice President, Americas Operations. Mr. McCann was President and Chief Executive Officer of SOS Communications Inc, a wireless services company, from July 1998 to March 1999. He served as Vice President and General Manager of a division of Subscriber Computing, Inc., a telecommunications applications software company, from January 1998 to June 1998 and Vice President and General Manager of the Spatialware Division of Mapinfo Corporation from July 1996 to November 1997. Mr. McCann also served as Vice President of Worldwide Marketing for the Client Server Division of Unisys Corporation from March 1993 to June 1996.

        James M. Carrigan has served as our Vice President, Research and Development since August 1998. Mr. Carrigan was Vice President, Research and Development for Quarterdeck Corporation from April 1997 to August 1998. Before Quarterdeck, Mr. Carrigan was the General Manager for Thuridion, a consulting firm from February 1996 to January 1997. Mr. Carrigan previously served as Director of Software Services for Locus Computing Corp., a software company, from May 1989 to January 1996.

        Steven L. Johnson has served as our Vice President, Finance and Chief Financial Officer since December 1998. From August 1988 to June 1998, he was employed by Subscriber Computing, Inc., an application software company serving the wireless telecommunications market. From June 1993 to June 1998, Mr. Johnson served as Subscriber Computing's Vice President and Chief Financial Officer.

        William A. Philbin has served as our Vice President, Internet Business Development since April 2000. Mr. Philbin was our Vice President, Marketing from August 1998 until April 2000. From February 1996 until August 1998, he was our Vice President Research and Development. Mr. Philbin was employed by Progress Software Corporation from March 1992 to February 1996, where he served in several positions, including Director of Midrange Systems.

        Paul G. Van Den Berg has served as our Vice President, Product Management since November 1999. Mr. Van Den Berg was our Vice President, Business Development from April 1999 until November 1999. From October 1996 to April 1999, he held regional sales and business development positions with MapInfo Corporation, a provider of desktop and enterprise software for mapping solutions. From March 1993 to September 1996 he served as Director of Business Development for the Spatial Technology Group of Unysis Corporation.

        Fred B. Cox has served as a director of Continuus since 1994, prior to which Mr. Cox served as our President for four years. He is currently the Chairman of the Board of Directors and co-founder of Emulex Corporation, a publicly traded designer and manufacturer of products which enhance access to and storage of electronic data and applications.

        Kevin G. Hall has served as a director of Continuus since 1994. Mr. Hall is a general partner of Norwest Venture Partners, a private investment firm, where he focuses on software, communications and semiconductors.

        A. Barry Patmore has served as a director of Continuus since April 1999. Mr. Patmore has been a venture partner of Brentwood Venture Capital, a private investment firm, since April 1999. Mr. Patmore was employed by Andersen Consulting from 1966 to February 1999, where he served in several positions, including Office Managing Partner of Southern California and Worldwide Managing Partner in two divisions. Mr. Patmore is currently a member of the board of directors of KCET, a public television station and LetsTalk.com, a specialty retailer of wireless and cellular products.

        Stewart A. Schuster has served as a director of Continuus since May 1997. Dr. Schuster has been a venture partner of Brentwood Venture Capital, since December 1995. Dr. Schuster served as Executive Vice President of Marketing at Sybase, Inc., a database solutions company, from 1986 to 1995.

        Sol Zechter has served as a director of Continuus since 1994, prior to which Mr. Zechter served as our Chief Executive Officer from 1991 until 1994. Mr. Zechter served as the Senior Vice President of Emulex from 1982 to 1991. Currently, Mr. Zechter is retired.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with; except that one report, covering an aggregate of one transaction, was filed late by Mr. Haggart and initial report of ownership was filed late by each of Messrs. Cox, Zechter, Schuster, Hall, Haggart, Patmore, Carrigan, Wark, Johnson, McCann and Philbin and Norwest Equity Partners IV, entities affiliated with Brentwood Associates VI LP and entities affiliated with Advanced Technology Ventures III.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

        Each non-employee director of the Company receives a per meeting fee of $2,000 (plus $500 for each committee meeting attended by committee members). In the fiscal year ended December 31, 2000, the total compensation paid to non-employee directors was $20,000. The members of the Board of Directors are also eligible for reimbursement for their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

        Each non-employee director of the Company also receives stock option grants under the Company's 1997 Equity Incentive Plan (the "1997 Plan"). Options granted under the 1997 Plan to non-employee directors are intended by the Company not to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended (the "Code").

        Option grants to non-employee directors under the 1997 Plan are non-discretionary. On the date of each annual meeting of stockholders, but following such annual meeting, each member of the Company's Board of Directors who is not an employee of the Company is granted under the 1997 Plan an option to purchase 7,500 shares of Common Stock of the Company. The exercise price of options granted under the 1997 Plan is 100% of the fair market value of the Common Stock subject to the option on the date of the option grant. The options granted to the non-employee directors under the 1997 Plan vest on the date upon which such director has provided one year of continuous service as a non-employee director following the date of grant of such option. In the event of a change in control, as defined in the 1997 Plan, the surviving entity must either assume or substitute the options. If the surviving entity does not assume or substitute the options, the vesting of the options shall be accelerated prior to the change in control and they shall be terminated if not exercised prior to the change in control.

        During the last fiscal year, the Company granted options covering 7,500 shares to each non-employee director of the Company, at an exercise price per share of $4.375. The fair market value of such Common Stock on the date of grant was $4.375 per share (based on the closing sales price reported on the Nasdaq National Market for the date of grant). As of February 10, 2000, no options have been exercised by directors under the 1997 Plan

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY OF COMPENSATION

        The following table shows for the fiscal years ended December 31, 1999 and 1998, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its other four most highly compensated executive officers at December 31, 1999 (the "Named Executive Officers"):




                          SUMMARY COMPENSATION TABLE(1)

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                           ANNUAL COMPENSATION                      AWARDS
                                               ------------------------------------------        ------------
                                                                                                  SECURITIES
                                                                                                  UNDERLYING        ALL OTHER
  NAME AND PRINCIPAL                                            SALARY             BONUS            OPTIONS        COMPENSATION
       POSITION                                 YEAR              ($)               ($)               (#)             ($)(2)
----------------------                         ------           -------           -------        ------------      ------------
John R. Wark ......................              1999           175,000            40,000           125,472
  President and Chief                            1998           175,000            50,000            42,453
  Executive Officer

William A. Philbin ................              1999           150,000            15,000            20,000
  Vice President,                                1998           142,096                --            46,226
  Engineering

Steven L. Johnson .................              1999           140,000             9,000            25,000
  Vice President, Finance
  and Chief Financial
  Officer

David McCann ......................              1999           114,985            49,282           171,510
  Vice President,
  Americas Operations

Geoffrey W. Haggart ...............              1999           137,411           138,195            34,434            14,549
  Former Vice President,                         1998           124,342            95,739            47,736            14,921
  European Operations(3)

---------------
(1) As permitted by the rules promulgated by the Securities Exchange Commission, no amounts are shown for 1997.

(2)  Consists of a car allowance for Mr. Haggart.

(3)  Mr. Haggart resigned from the Company in April, 2000.

                           STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under its 1997 Equity Incentive Plan. As of February 10, 2000, options to purchase a total of 3,195,178 shares were outstanding under the Incentive Plan and options to purchase 256,798 shares remained available for grant thereunder. Options generally have a term of ten years and vest over a period of four years.

        The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                     OPTIONS GRANTED IN LAST FISCAL YEAR(1)


                                                  INDIVIDUAL GRANTS                                     POTENTIAL REALIZABLE
                            -----------------------------------------------------------------             VALUE AT ASSUMED
                            NUMBER OF          % TOTAL                                                       ANNUAL RATES
                            SECURITIES          OPTIONS                                                     OF STOCK PRICE
                            UNDERLYING        GRANTED TO                                                   APPRECIATION FOR
                             OPTIONS           EMPLOYEES          EXERCISE                                    OPTION TERM
                             GRANTED           IN FISCAL            PRICE          EXPIRATION         ---------------------------
       NAME                                     YEAR(2)            ($/SH)             DATE               5%($)            10%($)
-------------------         ---------          ---------          ---------         ---------         ---------         ---------
John  R. Wark ........         75,472                5.3%             6.630          02/15/09           315,239           795,603
                               50,000                3.5%             4.375          10/22/09           137,812           347,812
Steven L. Johnson ....         25,000                1.8%             4.375          10/22/09            68,906           173,906
David McCann .........        139,623                9.9%             6.630          03/24/09           583,191         1,471,863
                                1,887                0.1%             8.000          04/09/09             9,510            24,002
                               30,000                2.1%             4.375          10/22/09            82,687           208,687
William A. Philbin ...         20,000                1.4%             4.375          10/22/09            55,125           139,215
Geoffrey W. Haggart ..          9,434                0.7%             3.980          01/15/09            23,654            59,700
                               25,000                1.8%             4.375          10/22/09            68,906           173,906


------------
(1) The options referenced above become exercisable over a 4-year period with 25% vesting one year from the date of grant and the remaining shares vesting in equal monthly installments over the remaining three years.

(2) Based on options to purchase 1,416,360 shares granted to employees in the fiscal year ended December 31, 1999, including the Named Executive Officers.

        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR
                               END OPTION VALUES


                                                                                  NUMBER OF
                                                                                  SECURITIES                  VALUE OF
                                                                                  UNDERLYING                 UNEXERCISED
                                                                                  UNEXERCISED               IN-THE-MONEY
                                                                                  OPTIONS AT                 OPTIONS AT
                                          SHARES             VALUE                 FY-END (#)                FY-END ($)
                                         ACQUIRED            VALUE                EXERCISABLE/               EXERCISABLE/
NAME                                  ON EXERCISE (#)      REALIZED ($)           UNEXERCISABLE               UNEXERCISABLE(1)
----                                  ---------------      ------------          ---------------          -----------------
John  R. Wark..............                 --                 --                335,671/137,462          3,313,661/478,806
Steven L. Johnson..........                 --                 --                 33,019/124,057          330,520/1,182,186
David McCann...............                 --                 --                 28,892/142,618            155,150/823,375
William A. Philbin.........                 --                 --                  75,814/68,714            790,738/600,818
Geoffrey W. Haggart........                500               39,175                42,428/75,414            352,659/703,012

------------
(1) Fair market value of the Company's Common Stock at December 31, 1999 ($12.00 per share) minus the exercise price of the options.


             EMPLOYMENT, SEVERANCE AND CHANGE OF CONTROL AGREEMENTS

        On May 31, 1997, we entered into a President/CEO Change in Control Severance Benefits Agreement with John R. Wark. The severance benefit agreement provides that upon a change in control of Continuus, and the subsequent termination without cause of Mr. Wark's employment, he is entitled to a continuation of base salary for twelve months, payment of his applicable target bonus, accelerated vesting of options and continued health care benefit coverage as permitted by COBRA, Internal Revenue Code Section 4980B.

        We have entered into Executive Change in Control Severance Benefits Agreements with each of William A. Philbin, Steven L. Johnson, David McCann, James M. Carrigan and Paul Van Den Berg. The agreements provide that upon a change in control of Continuus, and if these executives are subsequently terminated without cause, they are entitled to a continuation of base salary for between six and nine months, a portion of their target bonus, continued or accelerated vesting of options and continued health care benefit coverage as permitted by COBRA.

        Under the terms of the President/CEO Change in Control Severance Benefits Agreement and the Executive Change in Control Severance Benefits Agreements, a change in control includes: (i) a sale of all or substantially all our assets; (ii) a merger in which we are not the surviving corporation; (iii) a reverse merger where we are the surviving entity, but our common stock outstanding immediately prior to the merger is converted into other property; and (iv) the acquisition of the securities representing at least the beneficial ownership of 50% of the combined voting power entitled to elect our directors.

         REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
                            ON EXECUTIVE COMPENSATION


        During 1999, the Compensation Committee (the "Committee") was comprised of Messrs. Hall and Schuster. The Committee is responsible for setting and administering the Company's policies governing annual executive salaries, bonuses (if any) and stock ownership programs. The Committee evaluates the performance of management and determines the compensation of the Chief Executive Officer ("CEO") and the other executive officers of the Company based upon the accomplishment of defined objectives in the Company's research and product development programs and achievement of financial targets. The full Board of Directors reviews the Committee's recommendations regarding the compensation of the CEO and the other executive officers, except that Mr. Wark does not participate in the review of his compensation as CEO.

EXECUTIVE OFFICER COMPENSATION PROGRAM

        The Company's executive officer compensation program consists of base salary, bonus and long-term compensation in the form of stock options. The Company's executive officer compensation program is designed to achieve the following objectives:

        -- Attract, retain and motivate quality executives who possess the necessary leadership and management skills.

        -- Provide an incentive to advance the research and development of the Company's software products.

        -- Emphasize stock-based compensation to provide longer-term motivation by aligning the executives' interests with those of the Company and its stockholders.

        Compensation is based on the level of job responsibility and the level of the individual's performance as well as the Company's performance. The Committee endeavors to set executive compensation within a range which the Committee believes is comparable to the average range of compensation set by companies of comparable size and stage of development in the software industry. The group of comparable companies is not necessarily the same as the companies reflected in the market indices included in the performance graph on page 55 of this report.

        The Committee believes that the Company's executive compensation program reflects the principles described above and provides executives strong incentives to maximize Company performance and enhance stockholder value. The Committee believes that a stock option program to reward performance is an appropriate method of executive compensation, with relatively modest increases in base compensation.

BASE SALARY

        Base salary levels for each of the Company's executive officers are reviewed annually. The Company applies various subjective criteria, including performance of the individual and the Company and relative responsibility and experience, to determine appropriate base salaries. In evaluating Company performance, the Committee considers the meeting of certain product milestones, achieving certain corporate objectives (related to financings, collaborations and other strategic transactions) and organizational effectiveness. In addition, the Company compares its executives' base salaries to management salaries at companies in the software industry, in comparable geographic areas and at similar stages of growth and considers industry surveys regarding executive compensation. The Committee uses these criteria as a frame of reference for annual salary adjustments although other factors are considered, as appropriate, and no specific weights are ascribed to the factors considered by the Committee.

LONG-TERM INCENTIVE COMPENSATION

        The Company's long-term incentive program includes stock options and other awards granted under the 1997 Plan. Stock options are an important part of the Company's performance-based compensation. Option grants include vesting periods (generally over four years) to encourage key employees to continue in the employ of the Company. Through option grants, executives receive significant equity incentives to build long-term stockholder value.

        The Committee believes that providing management a substantial economic interest in the long-term appreciation of the Company's Common Stock further aligns the interests of stockholders and management. The size of option grants to an individual is primarily determined by such individual's position within management of the Company, as well as competitive practices at software companies of comparable size. The Committee also considered the size of grants to individuals in previous years and internal relativity.

        Section 162(m) of the Code limits the Company to a deduction for federal income tax purposes of no more than $1 million paid to certain Named Executive Officers in a taxable year. Compensation above $1 million may be deducted if it is "performance-based compensation" within the meaning of the Code. The Compensation Committee intends to continue to evaluate the effects of Code
Section 162(m) and to comply with the requirements of that statute to the extent consistent with the best interests of the Company. The Compensation Committee believes that at the present time it is unlikely that the compensation paid to any Named Executive Officer in a taxable year which is subject to the deduction limit will exceed $1 million. Therefore, the Compensation Committee has not yet established a policy for determining which forms of incentive compensation awarded to Named Executive Officers will be designed to qualify as performance-based compensation.

CEO COMPENSATION

        During 1999, the total compensation program for Mr. John Wark, Chief Executive Officer of the Company, was largely based on the same components as for other senior executives of the Company. Each year the Committee reviews the Chief Executive Officer's existing compensation arrangement, the individual performance for the calendar year under review, as well as the Company's performance relative to its peers.

        In December 1999, the Committee reviewed the achievement of objectives for 1999 and determined to maintain Mr. Wark's base annual salary for 2000 at $175,000 and granted him a year-end bonus of $100,000.

        From the members of the Compensation Committee of Continuus Software
Corporation:

           Kevin G. Hall
           Stewart A. Schuster

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

PERFORMANCE MEASUREMENT COMPARISON(1)

        The following graph shows the total stockholder return of an investment of $100 in cash on July 29, 1999 for (i) the Company's Common Stock, (ii) the Nasdaq National Market and (iii) the Nasdaq Computer & Data Processing Index (the "Nasdaq Computer Index"). All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:



                              [PERFORMANCE GRAPH]



                                                      Cumulative Total Return
                                                      -----------------------
                                                      7/29/99        12/31/99
                                                      --------       --------
CONTINUUS SOFTWARE CORPORATION                         100.00         150.00
NASDAQ STOCK MARKET (U.S.)                             100.00         153.46
NASDAQ COMPUTER & DATA PROCESSING                      100.00         184.94

-------------
(1) This Section is not "soliciting material," is not deemed filed with the SEC, and is not to be incorporated by reference into any filing of the Company under the 1933 Act or the 1934 Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

(2) The Nasdaq Computer and Data Processing Index is made up of all companies with the Standard Industrial Classification (SIC) code 737 (category description "Computer Programming, Data Processing, and Other Computer Related Services"). Information regarding the companies comprising this index is available upon written request to Secretary, Continuus Software Corporation, 9401 Jeronimo Road, Irvine, California 92618.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of February 10, 2000 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors of the Company as a group; and
(iv) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

                                                                                         BENEFICIAL OWNERSHIP(1)
                                                                                   -----------------------------------
                                BENEFICIAL OWNER                                   NUMBER OF SHARES   PERCENT OF TOTAL
                                ----------------                                   ----------------   ----------------
Kevin G. Hall(2)...........................................................             1,844,039            19.1%
   Norwest Equity Partners IV
   245 Lytton Avenue, Suite 250
   Palo Alto, CA 94301
Entities affiliated with
   Norwest Equity Partners IV(3)...........................................             1,824,888            19.0%
   245 Lytton Avenue, Suite 250
   Palo Alto, CA 94301
London Pacific Life & Annuity Company(6)...................................             1,078,166            10.1%
   3109 Poplarwood Court, Suite 108
   Raleigh, NC 27604
Stewart A. Schuster(4).....................................................               686,636             7.1%
   Brentwood Associates VI, L.P.
   3000 Sand Hill Road, Building One,
   Suite 260
   Menlo Park, CA 94025
Fred B. Cox(8).............................................................               662,107             6.9%
Entities affiliated with
   Brentwood Associates VI, L.P.(5)........................................               665,716             6.9%
   3000 Sand Hill Road, Building One,
   Suite 260
   Menlo Park, CA 94025
Advanced Technology Ventures III(7)........................................               650,558             6.8%
   485 Ramona Street, Suite 200
   Palo Alto, CA 94301
Entities affiliated with Accel IV, L.P.(9).................................               574,309             6.0%
   428 University Avenue
   Palo Alto, CA 94301
Sol Zechter(10)............................................................               467,346             4.8%
John R. Wark(11)...........................................................               361,516             3.6%
Geoffrey W. Haggart(11)....................................................                84,163              *
William A. Philbin(11).....................................................                81,415              *
Steven L. Johnson(11)......................................................                38,765              *
David McCann(11)...........................................................                36,318              *
A. Barry Patmore(11).......................................................                 5,000              *
All executive officers and directors as a group (11 persons)(11)...........             4,335,728            41.8%



*    Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 9,601,856 shares outstanding on February 10, 2000, adjusted as required by rules promulgated by the SEC.

(2) Includes 1,824,888 held by the entities listed in note 3 below and 19,151 shares subject to options exercisable within 60 days of February 10, 2000. Mr. Hall is a general partner of Itasca Partners and Itasca Partners V, LLP, the general partners of these entities. Mr. Hall disclaims beneficial ownership of the shares held by the entities listed in note 1 above, except to the extent of his direct pecuniary interest in the shares.

(3) Includes 11,815 shares subject to warrants exercisable within 60 days of February 10, 2000; includes 774,302 shares held by Norwest Equity Partners V and 9,723 shares subject to warrants exercisable within 60 days of February 10, 2000 held by Norwest Equity Partners V.

(4) Includes 20,920 shares subject to options exercisable within 60 days of February 10, 2000 and 665,716 shares held by the entities listed in note 5 below. Dr. Schuster disclaims beneficial ownership of the shares held by the entities listed in note 5 below.

(5) Includes 15,492 shares subject to warrants exercisable within 60 days of February 10, 2000. Brentwood VI Ventures, L.P. is the general partner of Brentwood Associates VI, L.P. The general partners of Brentwood VI Ventures, L.P. are deemed to beneficially own the shares held by Brentwood Associates VI, L.P. and therefore have voting and investment power of the shares. The general partners of Brentwood VI Ventures, L.P. disclaim beneficial ownership of the shares, except to the extent of their direct pecuniary interest in the shares. Dr. Schuster, a director of Continuus, is affiliated with Brentwood VI Ventures, L.P.

(6) All 1,078,167 shares are subject to a senior secured convertible debenture with a conversion price of $5.57 per share held by London Pacific Life & Annuity Company which may be converted at any time at the option of London Pacific.

(7) Includes 10,031 shares subject to warrants exercisable within 60 days of February 10, 2000.

(8) Includes 662,107 shares held by the Cox Living Trust. Also includes 43,208 shares subject to options exercisable within 60 days of February 10, 2000.

(9) Includes 6,271 shares subject to outstanding warrants exercisable within 60 days of February 10, 2000, 24,398 shares held by Accel Investors `95 L.P., 294 shares subject to outstanding warrants exercisable within 60 days of February 10, 2000 held by Accel Investors `95 L.P, 10,778 shares held by Accel Keiretsu L.P., 130 shares subject to outstanding warrants exercisable within 60 days of February 10, 2000 held by Accel Keiretsu L.P., 12,480 shares held by Ellmore C. Patterson Partners and 150 shares subject to outstanding warrants exercisable within 60 days of March 31, 1999 held by Ellmore C. Patterson Partners.

(10) Includes 97,108 shares held by Sol Zechter as Trustee of the Sheila Claire Zechter Annuity Trust, 94,325 shares held by Sol Zechter as Trustee of the Sol Zechter Annuity Trust, 312,705 shares held by Sol Zechter as Trustee of the Sol Zechter Family Trust, 43,208 shares subject to options exercisable within 60 days of February 10, 2000.

(11) Includes shares which certain executive officers and directors of the Company have the right to acquire within 60 days of February 10, 2000 pursuant to outstanding options, as follows:

            John R. Wark, 361,516 shares;
            William A. Philbin, 81,415 shares;
            Geoffrey W. Haggart, 52,241 shares;
            Steven L. Johnson, 37,736;
            David McCann, 35,142; and
            All executive officers and directors as a group, 760,294 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Two of our directors, Kevin G. Hall and Stewart A. Schuster, are affiliated with holders of more than 5% of our capital stock. Mr. Hall is a general partner of Itasca Partners, the general partner of Norwest Equity Partners V and Norwest Equity Partners IV. Dr. Schuster is a venture partner of Brentwood Associates VI, L.P. In the transactions described below, neither Mr. Hall nor Dr. Schuster received securities as individuals.

        In April 1999, we entered into a loan agreement with Silicon Valley Bank for a revolving line of credit of up to $2,000,000. Four stockholders who beneficially own more than 5% of our capital stock guaranteed the amounts we borrowed under the loan agreement. As consideration for the guaranties of the stockholders, we issued warrants to purchase our common stock in the following amounts:

                                                                          NUMBER OF
           DIRECTORS/5% STOCKHOLDERS                                   WARRANT SHARES
           -------------------------                                   --------------
           Norwest Equity Partners, V(1)                                    21,538
           Brentwood Associates VI, L.P                                     15,492
           Accel IV L.P.(2)                                                 10,031
           Advanced Technology Partners III                                  6,845

    (1) Includes 11,815 warrant shares held by Norwest Equity Partners, IV.

    (2) Includes 294 warrant shares held by Accel Investors `95 L.P., 130 warrant shares held by Accel Keiretsu L.P. and 150 warrant shares held by Ellmore C. Patterson Partners.

        In the event the stockholders guaranteeing the amounts borrowed under the loan agreement must make a payment to Silicon Valley Bank, we will issue each paying stockholder additional warrants to purchase our common stock in the following amounts:


                                                                                                                       NUMBER OF
           DIRECTORS/5% STOCKHOLDERS                                                                                 WARRANT SHARES
           -------------------------                                                                                 --------------
           Norwest Equity Partners, V(1)                                                                                 14,358
           Brentwood Associates VI, L.P.                                                                                 10,328
           Accel IV L.P.(2)                                                                                               4,563
           Advanced Technology Partners III                                                                               6,687


    (1) Includes 7,876 warrant shares we would issue to Norwest Equity Partners, IV.

    (2) Includes 196 warrant shares we would issue to Accel Investors `95 L.P., 86 warrant shares we would issue to Accel Keiretsu L.P. and 100 warrant shares we would issue to Ellmore C. Patterson Partners.



The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he may be required to pay in actions or proceedings which he is or may be made a party be reason of his position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

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

(c)  Exhibits

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------

   (1)          3.1          Amended and Restated Certificate of Incorporation of the Registrant.
   (2)          3.2          Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Registrant.
   (1)          3.3          Bylaws of the Registrant.
   (1)          4.1          Reference is made to Exhibits 3.1, 3.2 and 3.3.
  *,(1)        10.1          Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
  *,(1)        10.2          Registrant's Employee Stock Option Plan (the "1991 Plan").
  *,(1)        10.3          Form of Incentive Stock Option Agreement under the 1991 Plan.
  *,(1)        10.4          Form of Incentive Stock Option Certificate under the 1991 Plan.
  *,(1)        10.5          Form of Non-Qualified Stock Option Agreement under the 1991 Plan.
  *,(1)        10.6          Form of Non-Qualified Stock Option Certificate under the 1991 Plan.
  *,(1)        10.7          Registrant's 1997 Equity Incentive Plan (the "1997 Plan").
  *,(1)        10.8          Form of Incentive Stock Option Grant Certificate under the 1997 Plan.
  *,(1)        10.9          Registrant's 1998 Employee Stock Purchase Plan and related offering documents.
   (1)         10.10         Investors' Rights Agreement, dated March 4, 1994, as last amended on December 30, 1997, among
                             Registrant and certain investors.
   (1)         10.11         Co-Sale Agreement, dated March 4, 1994, as last amended on May 19, 1997, among Registrant and certain investors.
  *,(1)        10.12         President/CEO Change in Control Severance Benefits Agreement, dated May 31, 1997, among Registrant and
                             John R. Wark.
  *,(1)        10.13         Form of Executive Change in Control Severance Benefits Agreement, dated May 31, 1997, between
                             Registrant and each of Steve L. Johnson, William A. Philbin. Geoffrey W. Haggart, James M. Carrigan,
                             and David McCann.
   (1)         10.14         Stock Purchase Agreement, dated May 30, 1996, among Registrant and certain investors.
   (1)         10.15         Stock Purchase Agreement, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.16         Master Lease Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.17         Global Master Rental Agreement, dated September 1, 1995, among Registrant and Comdisco, Inc.
   (1)         10.18         Warrant Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.19         Warrant Agreement, dated November 8, 1995, among Registrant and Comdisco, Inc.
   (1)         10.20         Warrant Agreement, dated February 14, 1996, among Registrant and Comdisco, Inc.
   (1)         10.21         Warrant to Purchase Stock, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.22         Registration Rights Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.23         Antidilution Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank
   (1)         10.24         Master Purchase Terms and Conditions, dated February 27, 1997, as amended March 27, 1997, among
                             Registrant and Royal Bank of Canada Europe Limited.
   (1)         10.25         Form of Warrant to Purchase Shares of Common Stock, dated December 23, 1994

 EXHIBIT      EXHIBIT
FOOTNOTE      NUMBER                                                  DESCRIPTION
--------      -------                                                 -----------
                             among Registrant and certain investors.
   (1)         10.26         Form of Warrant to Purchase Shares of Common Stock, dated May 30, 1996, among
                             Registrant and certain investors.
   (1)         10.27         Form of Warrant to Purchase Shares of Series E preferred stock, dated January 23, 1997, among
                             Registrant and certain investors.
   (1)         10.28         Form of Warrant to Purchase Shares of Series E preferred stock, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.29         Senior Secured Convertible Debenture Purchase Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity Company.
   (1)         10.30         Senior Secured Convertible Debenture, dated September 23, 1997, among Registrant and London Pacific
                             Life & Annuity Company.
   (1)         10.31         Security Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity
                             Company.
   (1)         10.32         Standard Office Lease -- Gross, dated March 5, 1992, as last amended September 15, 1998, among
                             Registrant, The French Company and certain individuals.
 (1),(4)       10.33         Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
  **, +        10.34         Amendments No. 5 and 6 to Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
   (1)         10.35         Warrant Agreement, dated May 20, 1997, among Registrant and Comdisco, Inc.
   (1)         10.36         Warrant Agreement, dated July 22, 1997, among Registrant and Comdisco, Inc.
   (1)         10.37         Warrant Agreement, dated December 10, 1997, among Registrant and Comdisco, Inc.
   (1)         10.38         Warrant Agreement, dated February 20, 1998, among Registrant and Comdisco, Inc.
   (1)         10.39         Master Lease Agreement, dated April 30, 1999, among Registrant and Transamerica Business Credit
                             Corporation.
   (1)         10.40         Stock Subscription Warrant, dated April 30, 1999, among Registrant and TBCC Funding Trust I.
   (1)         10.41         Stock Subscription Warrant, dated April 30, 1999, among Registrant and Priority Capital Resources.
   (1)         10.42         Loan Agreement, dated April 22, 1999, among Registrant and Silicon Valley Bank.
   (1)         10.43         Contribution Agreement, dated April 22, 1999, among Registrant and certain investors.
   (1)         10.44         Form of Warrant to Purchase Shares of Common Stock, dated April 22, 1999, among Registrant and certain investors.
   (2)         10.45         Stock Exchange Agreement between the Registrant and U.S. Bancorp Piper Jaffray Inc.
  *,(3)        10.46         Pagoda Corporation 1998 Stock Incentive Plan
  *,(3)        10.47         Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan
   (1)         21.1          Subsidiaries of Registrant.
               23.1          Consent of Deloitte & Touche LLP.
   **          27.1          Financial Data Schedule.

-----------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**   Previously filed.

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

                                CONTINUUS SOFTWARE CORPORATION

                                By: /s/ John R. Wark
                                    -------------------------
                                John R. Wark, President, Chief Executive Officer and Chairman

Date:  April 28, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                     TITLE                              DATE
         ---------                                     -----                              ----
     /s/ JOHN R. WARK
-----------------------------------      President, Chief Executive and Director       April 28, 2000
John R. Wark                             (Principal Executive Officer)

*
-----------------------------------      Vice President, Finance and Chief             April 28, 2000
Steven L. Johnson                        Financial Officer (Principal Financial
                                         and Accounting Officer)

*
-----------------------------------      Director                                      April 28, 2000
Fred B. Cox

*
-----------------------------------      Director                                      April 28, 2000
Kevin G. Hall

*
-----------------------------------      Director                                      April 28, 2000
A. Barry Patmore

*
-----------------------------------      Director                                      April 28, 2000
Stewart A. Schuster

*
-----------------------------------      Director                                      April 28, 2000
Sol Zechter

       /s/ JOHN R. WARK
 *By: -----------------------------
           John R. Wark


                               INDEX OF EXHIBITS

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------

   (1)          3.1          Amended and Restated Certificate of Incorporation of the Registrant.
   (2)          3.2          Certificate of Designation of the Series A Non-Voting Convertible Preferred Stock of the Registrant.
   (1)          3.3          Bylaws of the Registrant.
   (1)          4.1          Reference is made to Exhibits 3.1, 3.2 and 3.3.
   (1)         10.1          Form of Indemnity Agreement entered into between the Registrant and its directors and officers.
   (1)         10.2          Registrant's Employee Stock Option Plan (the "1991 Plan").
   (1)         10.3          Form of Incentive Stock Option Agreement under the 1991 Plan.
   (1)         10.4          Form of Incentive Stock Option Certificate under the 1991 Plan.
   (1)         10.5          Form of Non-Qualified Stock Option Agreement under the 1991 Plan.
   (1)         10.6          Form of Non-Qualified Stock Option Certificate under the 1991 Plan.
   (1)         10.7          Registrant's 1997 Equity Incentive Plan (the "1997 Plan").
   (1)         10.8          Form of Incentive Stock Option Grant Certificate under the 1997 Plan.
   (1)         10.9          Registrant's 1998 Employee Stock Purchase Plan and related offering documents.
   (1)         10.10         Investors' Rights Agreement, dated March 4, 1994, as last amended on December 30, 1997, among
                             Registrant and certain investors.
   (1)         10.11         Co-Sale Agreement, dated March 4, 1994, as last amended on May 19, 1997, among Registrant and certain investors.
   (1)         10.12         President/CEO Change in Control Severance Benefits Agreement, dated May 31, 1997, among Registrant and
                             John R. Wark.
   (1)         10.13         Form of Executive Change in Control Severance Benefits Agreement, dated May 31, 1997, between
                             Registrant and each of Steve L. Johnson, William A. Philbin. Geoffrey W. Haggart, James M. Carrigan,
                             and David McCann.
   (1)         10.14         Stock Purchase Agreement, dated May 30, 1996, among Registrant and certain investors.
   (1)         10.15         Stock Purchase Agreement, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.16         Master Lease Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.17         Global Master Rental Agreement, dated September 1, 1995, among Registrant and Comdisco, Inc.
   (1)         10.18         Warrant Agreement, dated April 20, 1995, among Registrant and Comdisco, Inc.
   (1)         10.19         Warrant Agreement, dated November 8, 1995, among Registrant and Comdisco, Inc.
   (1)         10.20         Warrant Agreement, dated February 14, 1996, among Registrant and Comdisco, Inc.
   (1)         10.21         Warrant to Purchase Stock, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.22         Registration Rights Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank.
   (1)         10.23         Antidilution Agreement, dated June 4, 1996, among Registrant and Silicon Valley Bank
   (1)         10.24         Master Purchase Terms and Conditions, dated February 27, 1997, as amended March 27, 1997, among
                             Registrant and Royal Bank of Canada Europe Limited.
   (1)         10.25         Form of Warrant to Purchase Shares of Common Stock, dated December 23, 1994 among Registrant and certain investors.
   (1)         10.26         Form of Warrant to Purchase Shares of Common Stock, dated May 30, 1996, among
                             Registrant and certain investors.
   (1)         10.27         Form of Warrant to Purchase Shares of Series E preferred stock, dated January 23, 1997, among
                             Registrant and certain investors.
   (1)         10.28         Form of Warrant to Purchase Shares of Series E preferred stock, dated May 19, 1997, among Registrant and certain investors.
   (1)         10.29         Senior Secured Convertible Debenture Purchase Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity Company.
   (1)         10.30         Senior Secured Convertible Debenture, dated September 23, 1997, among Registrant

 EXHIBIT      EXHIBIT
 FOOTNOTE     NUMBER                                                        DESCRIPTION
 -------      -------                                                       -----------
                             and London Pacific Life & Annuity Company.
   (1)         10.31         Security Agreement, dated September 23, 1997, among Registrant and London Pacific Life & Annuity
                             Company.
   (1)         10.32         Standard Office Lease -- Gross, dated March 5, 1992, as last amended September 15, 1998, among
                             Registrant, The French Company and certain individuals.
   (1)         10.33         Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
  **, +        10.34         Amendments No. 5 and 6 to Value Added Reseller License Agreement, dated September 24, 1992, as last amended March 31, 1995, among Registrant and Informix Software, Inc.
   (1)         10.35         Warrant Agreement, dated May 20, 1997, among Registrant and Comdisco, Inc.
   (1)         10.36         Warrant Agreement, dated July 22, 1997, among Registrant and Comdisco, Inc.
   (1)         10.37         Warrant Agreement, dated December 10, 1997, among Registrant and Comdisco, Inc.
   (1)         10.38         Warrant Agreement, dated February 20, 1998, among Registrant and Comdisco, Inc.
   (1)         10.39         Master Lease Agreement, dated April 30, 1999, among Registrant and Transamerica Business Credit
                             Corporation.
   (1)         10.40         Stock Subscription Warrant, dated April 30, 1999, among Registrant and TBCC Funding Trust I.
   (1)         10.41         Stock Subscription Warrant, dated April 30, 1999, among Registrant and Priority Capital Resources.
   (1)         10.42         Loan Agreement, dated April 22, 1999, among Registrant and Silicon Valley Bank.
   (1)         10.43         Contribution Agreement, dated April 22, 1999, among Registrant and certain investors.
   (1)         10.44         Form of Warrant to Purchase Shares of Common Stock, dated April 22, 1999, among Registrant and certain investors.
   (2)         10.45         Stock Exchange Agreement between the Registrant and U.S. Bancorp Piper Jaffray Inc.
   (3)         10.46         Pagoda Corporation 1998 Stock Incentive Plan
   (3)         10.47         Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan
   (1)         21.1          Subsidiaries of Registrant.
               23.1          Consent of Deloitte & Touche LLP.
   **          27.1          Financial Data Schedule.

-----------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

**   Previously filed.

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