Form 10-Q
period 2000-03-31
CONTINUUS SOFTWARE CORP /CA
filed 2000-05-15
CIK 1048044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________TO _______.

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


                               9401 Jeronimo Road
                            Irvine, California 92618
                    (Address of principal executive offices)
                                 (949) 830-8022
                (Registrant's phone number, including area code)

               ---------------------------------------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,569,249 as of March 31, 2000.

================================================================================

                         CONTINUUS SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999     3
        Consolidated Statements of Operations and Comprehensive
        Operations for the Three Months Ended March 31, 2000 and 1999 (unaudited).....      4
        Consolidated Statements of Cash Flows for the Three Months Ended
           March 31,2000 and 1999 (unaudited).........................................      5
        Notes to Consolidated Financial Statements (unaudited)........................      6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................      8
        Risk Factors..................................................................     12

Item 3. Quantitative and Qualitative Disclosure About Market Risk......................    18

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings...........................................................    19
Item 2.    Changes in Securities and Use of Proceeds...................................    19
Item 6.    Exhibits and Reports on Form 8-K............................................    19
           Signatures .................................................................    20

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        2000           1999
                                                                                      --------       --------
ASSETS .........................................................................     (unaudited)
Current assets:
Cash and cash equivalents ......................................................      $ 11,702       $ 11,570
Investments in securities available for sale ...................................         3,589          9,125
Accounts receivable, net of allowance for doubtful accounts of $452 (2000) .....         9,360          8,940
  and $430 (1999)
Notes receivable ...............................................................           687             --
                                                                                         1,410          1,321
                                                                                      --------       --------
Prepaid expenses and other current assets
  Total current assets .........................................................        26,748         30,956
Property, net ..................................................................         3,391          2,154
Intangibles, net ...............................................................        10,893            107
Other assets ...................................................................         1,417            757
                                                                                      --------       --------
  Total assets .................................................................      $ 42,449       $ 33,974
                                                                                      --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...............................................................      $  2,628       $  1,662
Accrued liabilities ............................................................         4,601          5,554
Deferred revenue ...............................................................         4,974          4,961
Current portion of capital lease obligations ...................................           378            488
                                                                                      --------       --------
   Total current liabilities ...................................................        12,581         12,665
Capital lease obligations, net of current portion ..............................           181            261
Convertible note payable .......................................................         6,000          6,000
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares
  issued and outstanding .......................................................            --             --
Common stock $.001 par value; 30,000,000 shares authorized,10,569,249 and
  9,504,856 shares issued and outstanding at March 31, 2000 and December 31,
  1999..........................................................................            11             10
Additional paid-in capital .....................................................        48,765         38,137
Warrants to purchase common stock ..............................................            67             69
Accumulated other comprehensive operations .....................................            (1)            (5)
Accumulated deficit ............................................................       (25,155)       (23,163)
                                                                                      --------       --------
   Net stockholders' equity ....................................................        23,687         15,048
                                                                                      --------       --------
   Total liabilities and stockholders' equity ..................................      $ 42,449       $ 33,974
                                                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------
Revenues:                                                         (unaudited)
  Software licenses ..................................      $  5,451       $  4,172
  Services ...........................................         4,432          4,067
                                                            --------       --------
         Total revenues ..............................         9,883          8,239
Cost of revenues:
  Software licenses ..................................           304            156
  Services ...........................................         2,631          1,945
                                                            --------       --------
         Total cost of revenues ......................         2,935          2,101
                                                            --------       --------
Gross profit .........................................         6,948          6,138
Operating expenses:
  Sales and marketing ................................         5,400          4,098
  Research and development ...........................         1,942          1,233
  General and administrative .........................         1,210            704
  Other compensation costs and other
      acquisition-related expenses ...................           298             41
                                                            --------       --------
         Total operating expenses ....................         8,850          6,076
                                                            --------       --------
Income (loss) from operations ........................        (1,902)            62
Other expense, net ...................................           (65)          (296)
                                                            --------       --------
Loss before income tax provision .....................        (1,967)          (234)
Income tax provision .................................            25              5
                                                            --------       --------
Net loss .............................................      $ (1,992)      $   (239)
                                                            ========       ========
Other comprehensive operations - Net
  unrealized loss on available for sale
  securities .........................................            (1)            --
                                                            --------       --------
Comprehensive loss ...................................      $ (1,993)      $   (239)
                                                            ========       ========

Net loss per share - basic and diluted ...............      $   (.20)      $  (0.15)
                                                            ========       ========
Weighted average common shares- basic and diluted ....        10,109          1,637
                                                            ========       ========

   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                          -----------------------
                                                                                            2000           1999
                                                                                          --------       --------
Cash flows from operating activities:                                                           (unaudited)
Net loss ...........................................................................      $ (1,992)      $   (239)
Adjustments to reconcile net loss to net cash  provided by (used in)
  operating activities:
  Provision for doubtful accounts ..................................................            28             58
  Depreciation and amortization ....................................................           585            308
  Compensation expense related to stock option grants ..............................            57             41
  Changes in operating assets and liabilities (net of effects of acquisition):
    Accounts receivable ............................................................          (500)          (849)
    Prepaid expenses and other assets ..............................................        (1,349)           (17)
    Accounts payable ...............................................................           969            320
    Accrued liabilities ............................................................        (1,142)            71
    Deferred revenue ...............................................................            29            385
                                                                                          --------       --------
      Net cash provided by (used in) operating activities ..........................         3,315             78
Cash flows from investing activities:
Purchases of property ..............................................................        (1,552)           (29)
Purchase of investment securities ..................................................        (1,580)            --
Proceeds from sale of investment securities ........................................         7,120             --
Cash paid for acquisition, net of cash acquired.....................................          (973)            --
                                                                                          --------       --------
      Net cash provided by (used in) investing activities ..........................         3,015            (29)
Cash flows from financing activities:
Principal payments on obligations under capital leases .............................          (212)          (212)
Proceeds from issuance of common stock, net ........................................           619             68
                                                                                          --------       --------
      Net cash provided by (used in) financing activities ..........................           407           (144)
Effect of exchange rate changes on cash balances ...................................            25             --
                                                                                          --------       --------
Net increase (decrease) in cash and cash equivalents ...............................           132            (95)
Cash and cash equivalents, beginning of period .....................................        11,570          2,452
                                                                                          --------       --------
Cash and cash equivalents, end of period ...........................................      $ 11,702       $  2,357
                                                                                          ========       ========
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest .......................................................................      $    211       $    215
                                                                                          ========       ========
    Income taxes ...................................................................      $     88       $      5
                                                                                          ========       ========
Noncash items:
Acquisition of property through capital lease ......................................      $     --       $    141
                                                                                          ========       ========

See Note 4 for details of assets acquired and liabilities assumed in purchase transaction.



   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)




1.  Basis of Presentation

The accompanying consolidated financial statements have been prepared by Continuus Software Corporation (the "Company") without audit (except for balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10K for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 of the Notes to those Consolidated Financial Statements.

The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. For further information on additional factors that may affect future results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1999.

2.  Net Loss Per Share

The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earning per share. Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

3.  Recent Accounting Pronouncements:

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

4.  Pagoda Acquisition

On February 10, 2000, the Company completed the purchase of all the outstanding common shares and stock options to purchase common shares of Pagoda Corporation in exchange for approximately 820,000 shares of the Company's common stock valued at $9,951 and $1,000 in cash, net of cash acquired of $27. The acquisition was accounted for using the purchase method of accounting and the purchase price of $11,072, which included $121 of direct acquisition costs, was allocated as follows:

        Current assets......................             $   124
        Notes receivable....................                 187
        Property............................                  26
        Intangibles.........................              10,946
        Liabilities assumed.................                (211)
                                                         -------
             Total purchase price...........             $11,072


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


Operating segment data for the three months ended March 31, 2000 and 1999 was as follows:

                                                              Software
                                                              Licenses   Services    Total
                                                              --------   --------    -----
Three months ended March 31, 2000
    Revenues.........................................          $5,500     $4,400    $9,900
    Cost of revenues.................................             300      2,600     2,900
                                                               ------     ------    ------
       Gross profit..................................          $5,200     $1,800    $7,000
                                                               ======     ======    ======
Three months ended March 31, 1999
    Revenues.........................................          $4,200     $4,000    $8,200
    Cost of revenues.................................             200      1,900     2,100
                                                               ------     ------    ------
       Gross profit..................................          $4,000     $2,100    $6,100
                                                               ======     ======    ======


Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. United States information is derived from U.S. operations and includes revenues from sales to Canadian entities of $133 and $700 for the three months ended March 31, 2000 and 1999, respectively. No single country had a material amount of long-lived assets except for such assets in the United Kingdom of $499 and $579 for the periods ended March 31, 2000 and 1999, respectively.

                                         United States   International  Eliminations  Total
                                         -------------   -------------  ------------  -----
Three months ended March 31, 2000
    Revenues.......................           $5,800        $5,300      $(1,200)     $9,900
    Gross profit...................            4,100         2,900                    7,000
    Long-lived assets..............           16,000         1,100       (1,400)     15,700
Three months ended March 31, 1999
    Revenues.......................            5,300         4,300       (1,400)      8,200
    Gross profit...................            4,200         1,900                    6,100
    Long-lived assets..............            1,200         1,100                    2,300


During the three months ended March 31, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

6.  Stock Option Plans

The following is a summary of stock option transactions under the Company's stock option plans, including the Employee Stock Option Plan and 1997 Equity Incentive Plan, for the three months ended March 31, 2000:

                                                                 Weighted
                                                                 average
                                                                 exercise
                                                 Shares           price
                                                ----------       --------
Outstanding, December 31, 1999...........       3,200,767          $3.32
Granted..................................         121,299          10.63
Exercised................................       (148,797)           1.69
Canceled.................................        (77,635)           4.23
                                                ---------
Balance, March 31, 2000..................       3,095,634           3.62
                                                =========
Options exercisable at March 31, 2000....       1,266,828
                                                =========


7.  Significant Agreement

On February 14, 2000, the Company signed a five year lease agreement for it's new company headquarters. The total value to be paid over the life of the lease is $4,424. Of this amount, $460 will be paid in 2000, $813 in 2001, $930 in 2002, $940 in 2003, $961 in 2004 and $320 in 2005.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained that are not historical facts. When used in this Report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including to differ materially from those expressed or implied by these forward-looking statements, including the factors discussed under "Risk Factors."

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

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany, the United Kingdom, Ireland and Australia. Our foreign subsidiaries bill customers and incur expenses in their local currencies, which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering: Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 48.2% and 41.2% for the three months ended March 31, 1999 and 2000, respectively.

RESULTS OF OPERATIONS

Software Licenses. Software license revenues were $5.5 million and $4.2 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 30.7%. Software license revenues in North America were $3.2 million and $2.2 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 45.5%. Software license revenues from international operations were $2.3 million and $2.0 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 15%. The increases in both North American and international sales are a result of increased sales volume primarily due to increased sales to Internet-related customers. These customers consist of relatively new Internet-centric businesses as well as Internet and e-commerce operations within global 1000 class businesses.

Services. Service revenues were $4.4 million and $4.1 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 9.0%. The increase was primarily due to increased orders for maintenance services from new and existing customers.

Cost of Software Licenses. The cost of software license revenues includes both the royalty costs associated with third-party software, which is embedded in our products and the costs associated with product documentation, packaging and shipping. The cost of software license revenues was $304,000 and $156,000 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 94.9%. The increase was primarily due to higher royalty costs associated with third party software. Gross margins on software licenses were 94.4% and 96.3% for the three months ended March 31, 2000 and 1999, respectively.

Cost of Services. The cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. The cost of service revenues were $2.6 million and $1.9 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 35.3%. The increase was primarily due to increases in the size of our professional services organization worldwide. Gross margins on service revenues were 40.6% and 52.2% for the three months ended March 31, 2000 and 1999, respectively. The decrease in gross margins on service revenues was primarily due to increased utilization of third party consultants as well as decreased utilization of employees as new employees train to become more productive in future quarters.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel and entertainment and promotional expenses. Sales and marketing expenses were $5.4 million and $4.1 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 31.8%. The higher sales and marketing expense for the period ended March 31, 2000 is due to an increase in sales personnel expenses, including commissions and compensation, resulting from new hires, a larger sales force and increased sales. As a percentage of total revenues, sales and marketing expenses were 54.6% and 49.7% for the three months ended March 31, 2000 and 1999, respectively.

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development costs were $1.9 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 57.5%. The increase was primarily due to staffing increases to support the development of new products and the enhancement of existing products. As a percentage of total revenues, research and development expenses were 19.6% and 15.0% for the three months ended March 31, 2000 and 1999, respectively.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $1.2 million and $704,000 for the three months ended March 31, 2000 and 1999, respectively. This represents an increase of 71.9%. The increase was due to increased personnel expenses, including salaries, bonuses and payroll taxes resulting from new hires and increased legal and accounting fees and other costs as a result of being a public company. As a percentage of revenue, general and administrative expenses were 12.2% and 8.5% for the three months ended March 31, 2000 and 1999, respectively.

Other Compensation Costs and Other Acquisition Related Costs. Other compensation costs and other acquisition-related costs, including amortization of goodwill and intangibles was $298,000 and $41,000 for the three months ended March 31, 2000 and 1999, respectively. Compensation costs are related to the grant of options to purchase shares of common stock at exercise prices below the deemed value of the company's common stock. These costs were $57,000 and $41,000 for the three months ended March 31, 2000 and 1999, respectively. Goodwill and intangible amortization related to acquisitions was $241,000 for the three months ended March 31, 2000.

Other Expenses, Net. Other expenses consist primarily of interest income, interest expense and foreign currency translation losses. Other expenses were $65,000 and $296,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease for the three month period ended March 31, 2000 was due to the increased interest income earned on the investment of the net proceeds of our initial public offering of common stock in August 1999. As a percentage of total revenues, other expenses were .7% and 3.6% for the three months ended March 31, 2000 and 1999, respectively.

Income Tax Provision. The income tax provision for the three months ended March 31, 2000 and 1999 were $25,000 and $5,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had cash and cash equivalents of approximately $11.7 million, an increase of $100,000 from December 31, 1999. Investments in securities were $3.6 million at March 31, 2000, down from $9.1 million at December 31, 1999. In July 1999 we received net proceeds of $17.4 million from our initial public offering. Prior to our initial public offering, we financed our operations primarily through private placements of our equity securities, which provided net proceeds totaling $18.4 million as of March 31, 1999. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. As of March 31, 2000, we had $559,000 outstanding under capital equipment lease lines of credit and no other outstanding lines of credit. In addition, we have entered into a $2,000,000 revolving line of credit with a commercial bank, which expires in April 2001. We currently have not made any draws on this line of credit.

Our operating activities used cash of $3.3 million for the three months ended March 31, 2000 and generated cash of $78,000 for the three months ended March 31, 1999. The increase in cash used by operating activities is primarily due to the increase in net loss. Net cash provided by investing activities was $3.0 million for the three months ended March 31, 2000 and net cash used in investing activities was $29,000 for the three months ended March 31, 1999. Our financing activities generated cash of approximately $407,000 in the three months ended March 31, 2000 and used cash of approximately $144,000 for the three months ended March 31, 1999.

Expenditures for property and equipment were $1.6 million for the three months ended March 31, 2000 and $29,000 for the three months ended March 31, 1999. Of the property acquired during the three months ended March 31, 2000, $567,000 was related to the new facility costs and the remaining was for computer hardware and software. Our expenditures for new property and equipment will increase as we move into our new facilities on May 1, 2000. As of March 31, 2000 the Company has outstanding the $6.0 million senior secured convertible debt.

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

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

A significant portion of our revenues have been derived from international sources, with international customers accounting for approximately 45.5% of our fiscal 1999 revenues and 51.8% fiscal 1998 revenues. We regularly pursue new customers in various domestic and international locations. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms.

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

WE MAY INCUR FUTURE LOSSES

We may not be able to achieve profitability. We incurred a net loss of $1.9 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $25.1 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to achieve profitability.

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

A REDUCTION IN REVENUES FROM THE CONTINUUS CHANGE MANAGEMENT SUITE WOULD HARM OUR BUSINESS

A decline in the demand for the Continuus Change Management Suite and the revenues associated with licenses of the Continuus Change Management Suite would reduce our total revenues and harm our business. We expect that the Continuus Change Management Suite will continue to account for a substantial portion of our total revenues for the foreseeable future. The following events may reduce the demand for the Continuus Change Management Suite:

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

IF WE DO NOT CONTINUE TO RECEIVE REPEAT BUSINESS FROM EXISTING CUSTOMERS, OUR REVENUE WILL SUFFER

In the three months ended March 31, 2000, we generated approximately 52% of our software license revenues from repeat business from existing customers. If we fail to generate repeat and expanded business from our customers, our revenues will suffer. Our ability to generate repeat business from current customers depends on many factors. Most of our current customers initially purchase a limited number of licenses as they implement and adopt our products. Even if the customer successfully uses our products, customers may not purchase additional licenses to expand the use of our products. Purchases of expanded licenses by these customers will depend on their success in deploying our products, their satisfaction with our products and support services and their perception of competitive alternatives. A customer's decision whether to widely deploy our products and purchase additional licenses may also be affected by factors that are outside of our control or which are not related to our products or services. In addition, as we deploy new versions of our products or introduce new product suites, our current customers may not require the functionality of our new products and may not ultimately license these products.

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

THE COSTS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS MAY NEGATIVELY IMPACT OUR OPERATING MARGINS

During the three months ended March 31, 2000, we derived approximately 41% from sales outside North America, principally in Europe. Our international operations require and will continue to require significant management attention and financial resources. If we fail to expand international sales in a timely and cost-effective manner, our operating margins will decrease. We believe that our growth and profitability will depend in part on additional expansion of sales in foreign markets.

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

FLUCTUATIONS IN THE VALUE OF FOREIGN CURRENCIES COULD RESULT IN CURRENCY TRANSACTION LOSSES

Our international customers pay us in their local currencies. For the three months ended March 31, 2000, we derived approximately 36% of our revenues in foreign local currencies. Consequently, any gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international operations may contribute to fluctuations in our operating results. Although we may utilize some hedging in the future, we currently do not utilize foreign currency hedging instruments. Historically foreign currency gains and losses have not been material to our financial performance. We cannot guarantee that fluctuations in currency rates will not harm our business, operating results and financial condition in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At March 31, 2000, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

We currently do not have any material debt with variable interest rates, so we do not have interest rate risk from a liability perspective. We do have cash and cash equivalents and short-term investments. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A)     EXHIBITS:

               27.1   Financial Data Schedule

        B)     REPORTS ON FORM 8-K:

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CONTINUUS SOFTWARE CORPORATION


Date:   May 15, 2000           By: /s/ John R. Wark
                                   --------------------------------------------
                                   John R. Wark
                                   President, Chief Executive Officer
                                   and Chairman of the Board of Directors
                                   (Principal Executive Officer)



Date:   May 15, 2000           By: /s/ Steven L. Johnson
                                   --------------------------------------------
                                   Steven L. Johnson
                                   Vice President, Finance, Chief
                                   Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)