Form 10-Q
period 2000-06-30
CONTINUUS SOFTWARE CORP /CA
filed 2000-08-14
CIK 1048044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 10,608,492 as of June 30, 2000.


================================================================================

                         CONTINUUS SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

        Consolidated Balance Sheets at June 30, 2000 (unaudited) and December
        31, 1999......................................................................   3
        Consolidated Statements of Operations and Comprehensive Operations
           for the Three and Six Months Ended June 30, 2000 and 1999 (unaudited)......   4
        Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999 (unaudited).........................................   5
        Notes to Consolidated Financial Statements (unaudited)........................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations.................................................................   9

Item 3. Quantitative and Qualitative Disclosure About Market Risk...................... 21

PART II    OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds................................... 21
Item 4.    Submission of Matters to a Vote of Security Holders......................... 21
Item 6.    Exhibits and Reports on Form 8-K............................................ 22
           Signatures ................................................................. 23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                                                                      JUNE 30,    DECEMBER 31,
                                                                                        2000          1999
                                                                                    ----------    ------------
ASSETS                                                                              (UNAUDITED)
Current assets:
Cash and cash equivalents ......................................................      $  9,837       $ 11,570
Investments in securities, available for sale ..................................           802          9,125
Accounts receivable, net of allowance for doubtful accounts of $447 (2000)
  and $430 (1999) ..............................................................         8,029          8,940
Prepaid expenses and other current assets ......................................         1,315          1,321
                                                                                      --------       --------
  Total current assets .........................................................        19,983         30,956
Property, net ..................................................................         5,812          2,154
Intangible assets, net .........................................................        10,264            107
Other assets ...................................................................         3,317            757
                                                                                      --------       --------
  Total assets .................................................................      $ 39,376       $ 33,974
                                                                                      ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable ...............................................................      $  3,783       $  1,662
Accrued liabilities ............................................................         4,873          5,554
Deferred revenue ...............................................................         5,189          4,961
Current portion of capital lease obligations ...................................           273            488
                                                                                      --------       --------
   Total current liabilities ...................................................        14,118         12,665
Capital lease obligations, net of current portion ..............................           156            261
Convertible note payable .......................................................         6,000          6,000
Stockholders' equity :
Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares
  issued and outstanding .......................................................            --             --
Common stock $.001 par value; 30,000,000 shares authorized, 10,608,492 and
  9,504,856 shares issued and outstanding at June 30, 2000 and December 31,
  1999, respectively............................................................            11             10
Additional paid-in capital......................................................        48,884         38,137
Warrants to purchase common stock ..............................................            67             69
Accumulated other comprehensive loss ...........................................            --             (5)
Accumulated deficit ............................................................       (29,860)       (23,163)
                                                                                      --------       --------
   Total stockholders' equity ..................................................        19,102         15,048
                                                                                      --------       --------
   Total liabilities and stockholders' equity ..................................      $ 39,376       $ 33,974
                                                                                      ========       ========


   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                             -----------------------       -----------------------
                                                               2000           1999           2000           1999
                                                             --------       --------       --------       --------
Revenues:                                                           (unaudited)                  (unaudited)
  License fees ........................................      $  4,539       $  4,827       $  9,990       $  8,999
  Services ............................................         4,492          3,985          8,924          8,052
                                                             --------       --------       --------       --------
         Total revenues ...............................         9,031          8,812         18,914         17,051
Cost of revenues:
  License fees ........................................           271            162            576            318
  Services ............................................         3,029          2,201          5,646          4,146
  Amortization of developed technology ................           261             --            347             --
                                                             --------       --------       --------       --------
         Total cost of revenues .......................         3,561          2,363          6,569          4,464
                                                             ========       ========       ========       ========
Gross profit ..........................................         5,470          6,449         12,345         12,587
Operating expenses:
  Sales and marketing .................................         5,955          4,139         11,368          8,237
  Research and development ............................         2,419          1,335          4,361          2,568
  General and administrative ..........................         1,202            814          2,413          1,518
  Other compensation costs, goodwill
     and other amortization ...........................           498             57            710             98
                                                             --------       --------       --------       --------
         Total operating expenses .....................        10,074          6,345         18,852         12,421
                                                             --------       --------       --------       --------
Income (loss) from operations .........................        (4,604)           104         (6,507)           166
Other expense, net ....................................           (79)          (283)          (143)          (579)
                                                             --------       --------       --------       --------
Net loss before income tax provision ..................        (4,683)          (179)        (6,650)          (413)

Income tax provision ..................................            22              2             47              7
                                                             --------       --------       --------       --------
Net loss ..............................................      $ (4,705)      $   (181)      $ (6,697)      $   (420)
                                                             ========       ========       ========       ========
Other comprehensive income - Net
  unrealized gain on available for sale securities ....             1             --              5             --
                                                             --------       --------       --------       --------

Comprehensive loss ....................................      $ (4,704)      $   (181)      $ (6,692)      $   (420)
                                                             ========       ========       ========       ========

Net loss per share - basic and diluted ................      $  (0.44)      $  (0.11)      $  (0.65)      $  (0.25)
                                                             ========       ========       ========       ========

Weighted average common shares -
  basic and diluted ...................................        10,587          1,681         10,348          1,670
                                                             ========       ========       ========       ========


   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                         -----------------------
                                                                                           2000           1999
                                                                                         --------       --------
Cash flows from operating activities:                                                           (unaudited)
Net loss ..........................................................................      $ (6,697)      $   (420)
Adjustments to reconcile net loss to net cash provided by  (used in)
  operating activities:
  Provision for doubtful accounts .................................................            62            154
  Depreciation and amortization ...................................................         1,779            568
  Loss on disposition of property .................................................             6              2
  Compensation expense related to stock option grants .............................           113             98
  Changes in operating assets and liabilities, net of effects of acquisition:
    Accounts receivable ...........................................................           718         (1,792)
    Prepaid expenses and other assets .............................................          (520)            42
    Accounts payable ..............................................................         2,137            345
    Accrued liabilities ...........................................................          (848)           497
    Deferred revenue ..............................................................           280          1,188
      Net cash provided by (used in) operating activities .........................        (2,970)           682
Cash flows from investing activities:
Purchases of property .............................................................        (4,486)           (77)
Purchase of investment securities .................................................        (1,580)            --
Purchase of long-term investment ..................................................        (2,000)            --
Proceeds from disposition of property .............................................            14              1
Proceeds from sale of investment securities .......................................         9,909             --
                                                                                             (973)            --
                                                                                         --------       --------
Cash paid for acquisition, net of cash acquired
      Net cash provided by (used in) investing activities .........................           884            (76)
Cash flows from financing activities:
Principal payments on obligations under capital leases ............................          (335)          (441)
Proceeds from issuance of common stock, net .......................................           681             94
                                                                                         --------       --------
      Net cash provided by (used in) financing activities .........................           346           (347)
Effect of exchange rate changes on cash balances ..................................             7             --
                                                                                         --------       --------
Net increase (decrease) in cash and cash equivalents ..............................        (1,733)           259
Cash and cash equivalents, beginning of period ....................................        11,570          2,452
                                                                                         --------       --------
Cash and cash equivalents, end of period ..........................................      $  9,837       $  2,711
                                                                                         ========       ========
Supplementary disclosures of cash flow information
  Cash paid during the year for:
    Interest ......................................................................      $    415       $    421
                                                                                         ========       ========
    Income taxes ..................................................................      $    110       $      7
                                                                                         ========       ========
Noncash items:
Acquisition of property through capital lease .....................................           $--       $    300
                                                                                         ========       ========
Issuance of warrants to purchase common stock .....................................           $--       $     65
                                                                                         ========       ========
Net exercise of warrants to purchase common stock .................................      $      2            $--
                                                                                         ========       ========
Unrealized gain on investments in securities ......................................      $      5            $--
                                                                                         ========       ========


See Note 4 for details of assets acquired and liabilities assumed in purchase transaction.


   The accompanying notes are an integral part of these financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by Continuus Software Corporation (the "Company") without audit (except for balance sheet information as of December 31, 1999) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The accounting policies followed by the Company are set forth in Note 1 of the Notes to those Consolidated Financial Statements.

The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. For further information on additional factors that may affect future results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements.

4. Pagoda Acquisition

On February 10, 2000, the Company completed the purchase of all the outstanding common shares and options to purchase common shares of Pagoda Corporation in exchange for approximately 820,000 shares of the Company's common stock valued at $9,951 and $1,000 in cash, net of cash acquired of $27. The acquisition was accounted for using the purchase method of accounting and the purchase price of $11,072, which included $121 of direct acquisition costs, was allocated as follows:


Current assets ...............      $    124
Notes receivable .............           187
Property .....................            26
Goodwill .....................         8,720
Developed technology .........         2,083
Other intangibles ............           175
Liabilities assumed ..........          (243)
                                    --------
     Total purchase price ....      $ 11,072
                                    ========


5. Segment Information (in thousands)

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company's chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.

The Company's reportable operating segments include software licenses and services. The software licenses operating segment develops and markets the Company's eAsset management products. The services segment provides after-sale support for software products and fee-based training and consulting services related to the Company's products.

The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only revenues, cost of sales and gross profit.

Operating segment data for the three months and six months ended June 30, 2000 and 1999 was as follows:


                                         Software
                                         Licenses         Services      Total
                                         --------         --------     -------
Three months ended June 30, 2000
    Revenues .......................      $ 4,500         $ 4,500      $ 9,000
    Cost of revenues ...............          500(1)        3,000        3,500
                                          -------         -------      -------
       Gross profit ................      $ 4,000         $ 1,500      $ 5,500
                                          =======         =======      =======
Three months ended June 30, 1999
    Revenues .......................      $ 4,800         $ 4,000      $ 8,800
    Cost of revenues ...............          200           2,200        2,400
                                          -------         -------      -------
        Gross profit ...............      $ 4,600         $ 1,800      $ 6,400
                                          =======         =======      =======
Six months ended June 30, 2000
    Revenues .......................      $10,000         $ 8,900      $18,900
    Cost of revenues ...............          900(1)        5,700        6,600
                                          -------         -------      -------
       Gross profit ................      $ 9,100         $ 3,200      $12,300
                                          =======         =======      =======
Six months ended June 30, 1999
    Revenues .......................      $ 9,000         $ 8,000      $17,000
    Cost of revenues ...............          300           4,100        4,400
                                          -------         -------      -------
       Gross profit ................      $ 8,700         $ 3,900      $12,600
                                          =======         =======      =======


(1) Includes amortization of developed technology of $261 and $347 for the three and six months ended June 30, 2000, respectively, which is included in total cost of revenue in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. United States information is derived from U.S. operations and includes revenues from sales to Canadian entities for the three and six months ended June 30, 2000 of $498 and $631, respectively, and for the three and six months ended June 30, 1999 of $800 and $1,500, respectively. No single country had a material amount of long-lived assets except for such assets in the United Kingdom of $477 and $547 for the periods ended June 30, 2000 and 1999, respectively.


                                           United States   International   Eliminations      Total
                                           -------------   -------------   ------------      -----
Three months ended June 30, 2000
    Revenues ...........................      $  5,200       $  4,900       $ (1,100)       $  9,000
    Gross profit .......................         3,000          2,500                          5,500
    Long-lived assets ..................        19,600          1,200         (1,400)         19,400
Three months ended June 30, 1999
    Revenues ...........................         6,000          4,200         (1,400)          8,800
    Gross profit .......................         4,800          1,600                          6,400
    Long-lived assets ..................         1,200          1,000                          2,200
Six months ended June 30, 2000
    Revenues ...........................        11,000         10,200         (2,300)         18,900
    Gross profit .......................         7,000          5,300                         12,300
    Long-lived assets ..................        19,600          1,200         (1,400)         19,400
Six months ended June 30, 1999
    Revenues ...........................        11,200          8,500         (2,700)         17,000
    Gross profit .......................         9,100          3,500                         12,600
    Long-lived assets ..................         1,200          1,000                          2,200

During the three and six months ended June 30, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

6. Stock Option Plans

The following is a summary of stock option transactions under the Company's stock option plans, including the Employee Stock Option Plan and 1997 Equity Incentive Plan, for the three months ended June 30, 2000:


                                                                         Weighted
                                                                          average
                                                        Shares         exercise price
                                                       ----------      --------------
Outstanding, March 31, 2000 ............                3,095,634        $     3.62
Granted ................................                   89,750              5.52
Exercised ..............................                  (39,243)             3.48
Canceled ...............................                 (122,387)             3.65
                                                       ----------        ----------
Balance, June 30, 2000 .................                3,023,754              3.70
                                                       ==========
Options exercisable at June 30, 2000 ...                1,329,724
                                                       ==========


7. Significant Agreement

On February 14, 2000, the Company signed a five year lease agreement for its new headquarters. The total value to be paid over the life of the lease is $4,424. Of this amount, $460 will be paid in 2000, $813 in 2001, $930 in 2002, $940 in
2003, $961 in 2004 and $320 in 2005.

On May 22, 2000, the Company invested $2,000 in Project 1918, Inc., a new start-up company. In return for this investment, the Company received 2,000,000 shares of Series A-1 Preferred Stock.

8. Subsequent Event

On July 28, 2000, the Compensation Committee of the Company approved the grant of stock options and restricted stock pursuant to the Company's 1997 Equity Incentive Plan up to an aggregate of 850,000 shares of common stock to employees of the Company.


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

Service revenues include consulting, training and maintenance services. We recognize consulting and training service revenues when earned and maintenance revenues ratably over the term of the applicable agreement, generally 12 months. Consulting and training revenues are dependent upon the number of new software licenses and the number of employees and consultants available to staff engagements. Maintenance revenues are also dependent upon new software licenses and the rate at which existing customers renew their support agreements. The gross margins on the software licenses are significantly higher than the gross margins achieved for services. Total gross margins may be lower to the extent that service revenues increase as a percentage of total revenues.

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany, the United Kingdom, Ireland and Australia. Our foreign subsidiaries bill customers and incur expenses in their local currencies, which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering: Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 42.4% and 45.0% for the three months ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Software Licenses. Software license revenues were $4.5 million and $10.0 million for the three and six months ended June 30, 2000, respectively, and $4.8 million and $9.0 million for the comparable periods in 1999. This represents a decrease of 6.0% and an increase of 11.0% for the three and six month periods, respectively. Software license revenues in North America were $2.4 million and $5.6 million for the three and six months ended June 30, 2000, respectively, and $2.8 and $5.0 million for the comparable periods in 1999. This represents a decrease of 14.0% and an increase of 12.6% for the three and six months periods, respectively. Software license revenues from international operations were $2.1 million and $4.4 million for the three and six months ended June 30, 2000, respectively and $2.0 million and $4.0 million for the comparable periods in 1999. This represents increases of 5.5% and 9.0% for the three and six month periods, respectively. The decrease in North American revenue for the three months ended June 30, 2000 was due to a trend of downward pressure on deal sizes and longer technical evaluations, particularly in the dot.com and e-business markets. However, the increases in both North American and international sales, for the six month periods, were a result of increased sales volume primarily due to increased sales to internet-related customers.

Services. Service revenues were $4.5 million and $8.9 million for the three and six months ended June 30, 2000, respectively, and $4.0 million and $8.1 million for the comparable periods in 1999. This represents increases of 12.7% and 10.8% for the three and six month periods, respectively. The increases were primarily due to increased orders for maintenance services from new and existing customers.

Cost of Software Licenses. The cost of software license revenues includes both the royalty costs associated with third-party software, which is embedded in our products, and the costs associated with product documentation, packaging and shipping. The cost of software license revenues was $271,000 and $576,000 for the three and six months ended June 30, 2000, respectively and $162,000 and $318,000 for the comparable periods in 1999. This represents increases of 67.3% and 81.1% for the three and six month periods, respectively. The increases were primarily due to higher royalty costs associated with third party software. Gross margins on software licenses were 94.0% and 94.2% for the three and six months ended June 30, 2000, respectively, and 96.6% and 96.5% for the comparable periods in 1999.

Cost of Services. The cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. The cost of service revenues was $3.0 million and $5.6 million for the three and six months ended June 30, 2000, respectively, and $2.2 million and $4.1 million for the comparable periods in 1999. This represents increases of 37.6% and 36.2% for the three and six month periods, respectively. The increases were primarily due to increases in the size of our professional services organization worldwide. Gross margins on service revenues were 32.6% and 36.7% for the three and six months ended June 30, 2000, respectively, and 44.8% and 48.5% for the comparable periods in 1999. The decrease in gross margins on service revenues was primarily due to increased utilization of third party consultants as well as decreased utilization of employees as new employees train to become more productive in future quarters.

Amortization of Developed Technology. Amortization of developed technology was $261,000 and $347,000 for the three and six months ended June 30, 2000, respectively, compared to none for the comparable periods in 1999. The increase is due entirely to the developed technology purchased as part of the Pagoda acquisition in February 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel and entertainment and promotional expenses. Sales and marketing expenses were $6.0 million and $11.4 million for the three and six months ended June 30, 2000, respectively, and $4.1 million and $8.2 million for the comparable periods in 1999. This represents increases of 43.9% and 38.0% for the three and six month periods. The higher sales and marketing expenses for the three and six months ended June 30, 2000 were due to increased marketing programs and increases in sales and marketing personnel expenses, including commissions and compensation, resulting from new hires, a larger sales force and increased sales. As a percentage of total revenues, sales and marketing expenses were 65.9% and 60.1% for the three and six months ended June 30, 2000, respectively, and 47.0% and 48.3% for the comparable periods in 1999..

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development costs were $2.4 million and $4.4 million for the three and six months ended June 30, 2000, respectively, and $1.3 million and $2.6 million for the comparable periods in 1999. This represents increases of 81.2% and 69.8% for the three and six month periods, respectively. The increases were primarily due to staffing increases to support the development of new products and the enhancement of existing products. As a percentage of total revenues, research and development expenses were 26.8% and 23.1% for the three and six months ended June 30, 2000, respectively, and 15.1% for each of the comparable periods in 1999.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $1.2 million and $2.4 for the three and six months ended June 30, 2000, respectively, and $814,000 and $1.5 million for the comparable periods in 1999. This represents increases of 47.7% and 59.0% for the three and six month periods, respectively. The increases were due to increased personnel expenses, including salaries, bonuses and payroll taxes resulting from new hires and increased legal and accounting fees and other costs as a result of being a public company. As a percentage of revenue, general and administrative expenses were 13.3% and 12.8% for the three and six months ended June 30, 2000, respectively, and 9.2% and 8.9% for the comparable periods in 1999.

Other Compensation Costs, Goodwill and Other Amortizations. Other compensation costs and amortization of goodwill and intangibles was $498,000 and $710,000 for the three and six months ended June 30, 2000, respectively, and $57,000 and $98,000 for the comparable periods in 1999. Compensation costs are related to the grant of options to purchase shares of common stock at exercise prices below the deemed fair market value of the Company's common stock. These costs were $57,000 and $113,000 for the three and six months ended June 30, 2000, respectively, and $57,000 and $98,000 for the comparable periods in 1999. Goodwill and intangible amortization related to acquisitions was $441,000 and $597,000 for the three and six months ended June 30, 2000, respectively.

Other Expenses, Net. Other expenses consist primarily of interest income, interest expense and foreign currency translation losses. Other expenses were $79,000 and $143,000 for the three and six months ended June 30, 2000, respectively, and $283,000 and $579,000 for the comparable periods in 1999. The decreases for the three and six month periods ended June 30, 2000, were due to the increased interest income earned on the investment of the net proceeds of our initial public offering of common stock in August 1999. As a percentage of total revenues, other expenses were less than 1 % for the three and six months ended June 30, 2000, and 3.2% and 3.4% for the comparable periods in 1999.

Income Tax Provision. The income tax provision for the three and six months ended June 30, 2000 and June 30, 1999, consisted solely of minimum state income taxes due to our net loss on a year to date basis for the six months ended June 30, 2000 and June 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, we had cash and cash equivalents of approximately $9.8 million, a decrease of $1.7 million from December 31, 1999. Investments in securities were $802,000 at June 30, 2000, down from $9.1 million at December 31, 1999. In July 1999 we received net proceeds of $17.4 million from our initial public offering. Prior to our initial public offering, we financed our operations primarily through private placements of our equity securities, which provided net proceeds totaling $18.4 million. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. As of June 30, 2000, we had $429,000 outstanding under capital equipment lease lines of credit and no other outstanding lines of credit. In addition, we have entered into a $2,000,000 revolving line of credit with a commercial bank, which expires in April 2001. We currently have not made any draws on this line of credit.

Our operating activities used cash of $3.0 million for the six months ended June 30, 2000 and provided cash of $682,000 for the six months ended June 30, 1999. The increase in cash used by operating activities is primarily due to the increase in net loss. Net cash provided by investing activities was

$884,000 for the six months ended June 30, 2000 and net cash used in investing activities was $76,000 for the six months ended June 30, 1999. Cash paid for the acquisition of Pagoda Corporation, net of cash acquired, was $973,000 for the six months ended June 30, 2000. Cash paid for the investment in Project 1918, Inc. was $2.0 million for the six months ended June 30, 2000. Our financing activities provided cash of approximately $346,000 in the six months ended June 30, 2000 and used cash of approximately $347,000 for the six months ended June 30, 1999.

Expenditures for property and equipment were $4.5 million for the six months ended June 30, 2000 and $377,000 for the six months ended June 30, 1999. Of the property acquired during the six months ended June 30, 2000, $1.6 million was related to the new facility costs and the remaining was for computer hardware and software as well as furniture for our new facility. As of June 30, 2000 the Company had outstanding the $6.0 million senior secured convertible debt.

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

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 45.5% of our fiscal 1999 revenues. We regularly pursue new customers in various domestic and international locations. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms.

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

WE MAY INCUR FUTURE LOSSES

We may not be able to achieve profitability. We incurred a net loss of $6.7 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $29.9 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to achieve profitability.

Although our revenues have grown in recent quarters, with the exception of the three months ended June 30, 2000, we cannot be certain that revenue growth will continue or that we will achieve sufficient revenues for profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase profitability on a quarterly or annual basis.

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

INTENSE COMPETITION MAY CAUSE US TO REDUCE PRICES OR LOSE CUSTOMERS

The markets for integrated Internet and enterprise software asset management solutions are intensely competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. We are experiencing significant competition and expect to experience increasing levels of competition in the future. Competition has resulted in price reductions, reduced margins and may result in loss of customers, which in turn could harm our profitability.

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

OUR INVESTMENT IN PROJECT 1918, INC. IS SUBJECT TO A HIGH DEGREE OF RISK

In April 2000, we purchased preferred stock of Project 1918, Inc., a newly formed B2B e-commerce company, for $2.0 million. Project 1918, Inc. is a very early stage company, and there is no market for its equity securities. Our investment in Project 1918, Inc. is subject to all of the attendant risks and uncertainties associated with investments in such companies. Under applicable accounting principles, we must review the fair market value of our investment in connection with the preparation of our own financial statements and account for any diminution in value of our investment. If we determine that the fair market value of our investment has declined since the last valuation, we will have to accrue a loss on such investment equal to the decline in value and reflect such loss on our statement of operations. Given the nature of Project 1918, Inc. and the risk associated with it, we could determine that the investment has become worthless and have to accrue a loss of up to the full amount of the investment, $2.0 million. There can be no assurance that any loss accrued would not have a material adverse effect on our operating results

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company is currently evaluating the impact SAB 101 will have on its financial statements, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At June 30, 2000, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

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


PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 28, 1999, the Company's Form S-1 registration statement (File No. 333-76893) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 2,523,642 shares of common stock. The offering commenced on July 29, 1999 and the sale to the public of 2,523,642 shares of common stock at $8.00 per share was completed on August 3, 1999 for an aggregate price of approximately $20.2 million. The registration statement covered an additional 378,546 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were not purchased and were withdrawn from registration. The managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc. and CIBC World Markets Corp. Expenses incurred through July 29, 1999 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $1.41 million and other expenses of approximately $1.36 million. Total offering expenses of approximately $2.77 million resulted in net offering proceeds to the Company of approximately $17.4 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through June 30, 2000, we used approximately $3 million for capital expenditures, $3 million for sales and marketing activities, and $1 million for product development and support; the balance remains as working capital.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on June 23, 2000. At the Annual Meeting, the Company's stockholders elected six directors to the Company's Board of Directors and approved the proposals as more fully described below.

        At the Annual Meeting, 8,932,993 shares out of a total of 10,573,167 shares of Common Stock outstanding at the record date were represented in person or by proxy.

The proposals considered at the Annual Meeting were voted on as follows:

1.      Election of Directors

        Proposal to elect six directors to hold office until the 2001 Annual Meeting of Stockholders or his earlier resignation or removal.


        Nominee                             Votes For            Votes Withheld
        -------                             ---------            --------------
        John R. Wark                       8,889,806                43,187
        Fred B. Cox                        8,889,445                43,548
        Kevin G. Hall                      8,889,215                43,778
        A. Barry Patmore                   8,893,843                39,150
        Stewart A. Schuster                8,891,793                41,200
        Sol Zechter                        8,888,864                44,129


2.      Approve the Company's 1997 Equity Incentive Plan, as Amended.

        Proposal to approve the Company's 1997 Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,000,000 shares. The proposal was approved by a vote of 5,089,753 shares in favor and 193,945 shares against; 19,541 shares abstained.


3.      Appointment of Independent Auditors

        Proposal to ratify the selection of Deloitte & Touche, LLP as independent auditors of the Company for its fiscal year ending December 31, 2000. The proposal was approved by a vote of 8,909,123 shares in favor and 16,220 shares against; 7,650 shares abstained.



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


                               CONTINUUS SOFTWARE CORPORATION


Date:   August 14, 2000        By: /s/ Steven L. Johnson
                                   --------------------------------------
                                   Steven L. Johnson
                                   Vice President, Finance, Chief Financial
                                   Officer and Secretary
                                   (Principal Financial and Accounting Officer)