Form 10-Q
period 2000-09-30
CONTINUUS SOFTWARE CORP /CA
filed 2000-11-14
CIK 1048044

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT
(1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES NO [X]


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 11,130,314 on October 23, 2000.

================================================================================

                         CONTINUUS SOFTWARE CORPORATION

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at September 30, 2000 (unaudited) and December 31, 1999.........   3

         Consolidated Statements of Operations and Comprehensive Operations for the
              Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)....................   4

         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999 (unaudited)................................................   5

         Notes to Consolidated Financial Statements (unaudited)......................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................   9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................  21

PART II  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds...................................................  21

Item 4.  Submission of Matters to a Vote of Security Holders.........................................  22

Item 6.  Exhibits and Reports on Form 8-K............................................................  23

         Signatures..................................................................................  24

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                                             SEPTEMBER      DECEMBER 31,
                                                                                             30, 2000          1999
                                                                                            -----------     ------------
ASSETS                                                                                      (UNAUDITED)
Current assets:

Cash and cash equivalents ............................................................        $ 6,112        $ 11,570
Investments in available for sale securities  ........................................              0           9,125
Accounts receivable, net of allowance for doubtful accounts of $496 (2000)
  and $430 (1999) ....................................................................         10,361           8,940
Prepaid expenses and other current assets ............................................          1,149           1,321
                                                                                              -------        --------
   Total current assets ..............................................................         17,622          30,956
Property, net ........................................................................          5,569           2,154
Intangible assets, net ...............................................................          9,602             107
Other assets .........................................................................          1,766             757
                                                                                              -------        --------
   Total assets ......................................................................        $34,559        $ 33,974
                                                                                              =======        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable .....................................................................        $ 2,801        $  1,662
Accrued liabilities ..................................................................          5,191           5,554
Deferred revenue .....................................................................          5,427           4,961
Current portion of capital lease obligations .........................................            203             488
                                                                                              -------        --------
   Total current liabilities .........................................................         13,622          12,665
Capital lease obligations, net of current portion ....................................            129             261
Convertible note payable .............................................................          6,000           6,000
Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized, no shares issued
    and outstanding ..................................................................             --              --
   Common stock $.001 par value; 30,000,000 shares authorized, 10,758,899 and
    9,504,856 shares issued and outstanding at September 30, 2000 and December 31,
     1999, respectively ..............................................................             11              10
   Additional paid-in capital
                                                                                               49,166          38,137
   Warrants to purchase common stock .................................................             67              69
   Accumulated other comprehensive loss ..............................................             --              (5)
   Accumulated deficit ...............................................................        (34,436)        (23,163)
                                                                                              -------        --------
        Total stockholders' equity ...................................................         14,808          15,048
                                                                                              -------        --------
        Total liabilities and stockholders' equity ...................................        $34,559        $ 33,974
                                                                                              =======        ========


The accompanying notes are an integral part of these consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                        -------------------------         -------------------------
                                                          2000             1999            2000              1999
                                                        --------         --------         --------         --------
Revenues:                                                      (unaudited)                       (unaudited)
   License fees ................................        $  5,976         $  5,304         $ 15,966         $ 14,304
   Services ....................................           4,977            4,348           13,901           12,399
                                                        --------         --------         --------         --------
           Total revenues ......................          10,953            9,652           29,867           26,703

Cost of revenues:
   License fees ................................             260              152              835              470
   Services ....................................           2,945            2,230            8,591            6,375
   Amortization of developed technology ........             260               --              608               --
                                                        --------         --------         --------         --------
           Total cost of revenues ..............           3,465            2,382           10,034            6,845
                                                        --------         --------         --------         --------
Gross profit ...................................           7,488            7,270           19,833           19,858

Operating expenses:
   Sales and marketing .........................           6,027            4,565           17,396           12,803
   Research and development ....................           2,559            1,438            6,920            4,007
   General and administrative ..................           1,144              895            3,556            2,413
   Other compensation costs, goodwill
      and other amortization ...................             543               57            1,253              155
                                                        --------         --------         --------         --------
           Total operating expenses ............          10,273            6,955           29,125           19,378
                                                        --------         --------         --------         --------
Income (loss) from operations ..................          (2,785)             315           (9,292)             480
Other expense, net .............................          (1,788)             (34)          (1,931)            (612)
                                                        --------         --------         --------         --------
Income (loss) before income tax provision ......          (4,573)             281          (11,223)            (132)

Income tax provision ...........................               3                1               50                8
                                                        --------         --------         --------         --------
Net income (loss) ..............................        $ (4,576)        $    280         $(11,273)        $   (140)
Other comprehensive income - Net unrealized
  gain on available for sale
  securities ...................................              --               17                5               17
                                                        --------         --------         --------         --------
Comprehensive income (loss) ....................        $ (4,576)        $    297         $(11,268)        $   (123)
                                                        ========         ========         ========         ========


Basic earnings (loss) per share ................        $  (0.43)        $   0.04         $  (1.08)        $  (0.04)
                                                        ========         ========         ========         ========
Diluted earnings (loss) per share ..............        $  (0.43)        $   0.03         $  (1.08)        $  (0.04)
                                                        ========         ========         ========         ========
Basic weighted average common shares ...........          10,715            6,888           10,471            3,426
                                                        ========         ========         ========         ========
Diluted weighted average common shares .........          10,715           10,188           10,471            3,426
                                                        ========         ========         ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                          NINE MONTHS ENDED
                                                                                                             SEPTEMBER 30,
                                                                                                       -------------------------
                                                                                                        2000              1999
                                                                                                       --------         --------
Cash flows from operating activities:                                                                         (unaudited)
Net loss ......................................................................................        $(11,273)        $   (140)
Adjustments to reconcile net loss to net cash provided by  (used in) operating activities:
   Provision for doubtful accounts ............................................................             165               80
   Depreciation and amortization ..............................................................           3,074              827
   Loss on disposition of property ............................................................               9                2
   Compensation expense related to stock option grants ........................................             188              155
   Changes in operating assets and liabilities, net of effects of acquisition:
     Accounts receivable ......................................................................          (2,023)            (890)
     Prepaid expenses and other assets ........................................................            (349)            (141)
     Accounts payable .........................................................................             942            1,493
     Accrued liabilities ......................................................................            (503)           1,877
     Deferred revenue .........................................................................             691                7
                                                                                                       --------         --------
       Net cash provided by (used in) operating activities.....................................          (9,079)           3,270
Cash flows from investing activities:
Purchases of property .........................................................................          (4,814)            (627)
Purchase of investment securities .............................................................          (1,580)          (4,480)
Purchase of long-term investment ..............................................................          (2,000)              --
Write-down of long-term investment.............................................................           1,500               --
Proceeds from notes payable ...................................................................             228               --
Proceeds from disposition of property .........................................................              15                1
Proceeds from sale of investment securities ...................................................          10,710               --
Cash paid for acquisition, net of cash acquired................................................            (973)              --
                                                                                                       --------         --------
       Net cash provided by (used in) investing activities ....................................           3,086           (5,106)
Cash flows from financing activities:
Principal payments on obligations under capital leases ........................................            (427)            (660)
Proceeds from issuance of common stock, net ...................................................             888           17,534
                                                                                                       --------         --------
       Net cash provided by financing activities ..............................................             461           16,874
Effect of exchange rate changes on cash balances ..............................................              74               --
                                                                                                       --------         --------
Net increase (decrease) in cash and cash equivalents ..........................................          (5,458)          15,038
Cash and cash equivalents, beginning of period ................................................          11,570            2,452
                                                                                                       --------         --------
Cash and cash equivalents, end of period ......................................................        $  6,112         $ 17,490
                                                                                                       ========         ========
Supplementary disclosures of cash flow information
   Cash paid during the year for:
     Interest .................................................................................        $    627         $    636
                                                                                                       ========         ========
     Income taxes .............................................................................        $    113         $      8
                                                                                                       ========         ========
Noncash items:
Acquisition of property through capital lease .................................................        $     --         $    381
                                                                                                       ========         ========
Issuance of warrants to purchase common stock .................................................        $     --         $     65
                                                                                                       ========         ========
Conversion of common stock to preferred stock .................................................        $     --         $  4,000
                                                                                                       ========         ========
Net exercise of warrants to purchase common stock .............................................        $      2         $    109
                                                                                                       ========         ========
Net exercise of warrants to purchase Series E convertible preferred stock .....................        $     --         $    248
                                                                                                       ========         ========
Unrealized gain on investments in securities ..................................................        $      5         $     --
                                                                                                       ========         ========

See Note 4 for details of assets acquired and liabilities assumed in purchase transaction.

The accompanying notes are an integral part of these consolidated financial statements.

                 CONTINUUS SOFTWARE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)
              (IN THOUSANDS EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



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

The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. For further information on additional factors that may affect future results, please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Net Loss Per Share

Basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options and warrants, in the weighted average number of common shares outstanding for a period, if dilutive.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company has determined that there will be no impact from SAV 101 on its financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." (FIN 44) is an interpretation of Accounting Principal Board's Opinion No. 25,

"Accounting for Stock Issued to Employees" (APB 25). Among other matters, (FIN
44) clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of (FIN 44) in the third quarter of 2000. The adoption of (FIN 44) did not have a material impact on the Company's financial condition or results of operations.

4. Pagoda Acquisition

On February 10, 2000, the Company completed the purchase of all the outstanding common shares and options to purchase common shares of Pagoda Corporation in exchange for approximately 820,000 shares of the Company's common stock valued at $9,951 and $1,000 in cash, net of cash acquired of $27. The acquisition was accounted for using the purchase method of accounting and the purchase price of $11,114, which included $163 of direct acquisition costs, was allocated as follows:

         Current assets..............................      $    124
         Notes receivable............................           187
         Property....................................            26
         Goodwill....................................         8,771
         Developed technology........................         2,083
         Other intangibles...........................           175
         Liabilities assumed.........................          (252)
                                                            -------
              Total purchase price...................       $11,114
                                                            =======


5. Segment Information

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

Operating segment data for the three months and nine months ended September 30, 2000 and 1999 was as follows:

                                             Software
                                             Licenses                   Services        Total
                                             --------                   --------       -------
Three months ended September 30, 2000
     Revenues .......................        $ 6,000                    $ 5,000        $11,000
     Cost of revenues ...............            500         (1)          3,000          3,500
                                             -------                    -------        -------
        Gross profit ................        $ 5,500                    $ 2,000        $ 7,500
                                             =======                    =======        =======
Three months ended September 30, 1999
     Revenues .......................        $ 5,300                    $ 4,400        $ 9,700
     Cost of revenues ...............            200                      2,200          2,400
                                             -------                    -------        -------
         Gross profit ...............        $ 5,100                    $ 2,200        $ 7,300
                                             =======                    =======        =======
Nine months ended September 30, 2000
     Revenues .......................        $16,000                    $13,900        $29,900
     Cost of revenues ...............          1,400         (1)          8,600         10,000
                                             -------                    -------        -------
        Gross profit ................        $14,600                    $ 5,300        $19,900
                                             =======                    =======        =======
Nine months ended September 30, 1999
     Revenues .......................        $14,300                    $12,400        $26,700
     Cost of revenues ...............            500                      6,300          6,800
                                             -------                    -------        -------
        Gross profit ................        $13,800                    $ 6,100        $19,900
                                             =======                    =======        =======


(1) Includes amortization of developed technology of $260 and $608 for the three and nine months ended September 30, 2000, respectively, which is included in total cost of revenue in the accompanying Consolidated Statements of Operations and Comprehensive Operations.

Revenues are attributed to geographic areas based on the location of the entity to which the products or services were sold. United States information is derived from U.S. operations and includes revenues from sales to Canadian entities for the three and nine months ended September 30, 2000 of $400 and $1,000, respectively, and for the three and nine months ended September 30, 1999 of $400 and $1,900, respectively. No single country outside of the United States had a material amount of long-lived assets except for such assets in the United Kingdom of $446 and $541 for the periods ended September 30, 2000 and 1999, respectively.


                                           United States  International  Eliminations      Total
                                           -------------  -------------  ------------     -------
Three months ended September 30, 2000
    Revenues ........................        $ 4,800         $8,000        $(1,800)        $11,000
    Gross profit ....................          2,500          5,000                          7,500
    Long-lived assets ...............         17,200          1,200         (1,400)         17,000

Three months ended September 30, 1999
    Revenues ........................          6,400          4,600         (1,300)          9,700
    Gross profit ....................          5,200          2,100                          7,300
    Long-lived assets ...............          1,700          1,000                          2,700

Nine months ended September 30, 2000
    Revenues...............................            15,800         18,200         (4,100)      29,900
    Gross profit...........................             9,500         10,400                      19,900
    Long-lived assets......................            17,200          1,200         (1,400)      17,000

Nine months ended September 30, 1999
    Revenues...............................            17,700         13,000         (4,000)      26,700
    Gross profit...........................            14,300          5,600                      19,900
    Long-lived assets......................             1,700          1,000                       2,700

During the three and nine months ended September 30, 2000 and 1999, no single customer accounted for 10% or more of total revenue.

6. Stock Option Plans

The following is a summary of stock option or restricted stock transactions under the Company's stock option plans, including the Employee Stock Option Plan and 1997 Equity Incentive Plan, for the three months ended September 30, 2000:

                                                                      Weighted average
                                                           Shares     exercise price
                                                        ------------  --------------
Outstanding, June 30, 2000...........................    3,023,754       $ 3.70
Granted..............................................      979,658         1.05
Exercised............................................      (50,470)        1.57
Canceled.............................................     (364,662)        3.59
                                                         ---------
Balance, September 30, 2000..........................    3,588,280         3.02
                                                         =========
Options exercisable at September 30, 2000............    1,409,152
                                                         =========

7. Significant Agreement

On February 14, 2000, the Company signed a five year lease agreement for its new headquarters. The total value to be paid over the life of the lease is $4,424. Of this amount, $460 will be paid in 2000, $813 in 2001, $930 in 2002, $940 in
2003, $961 in 2004 and $320 in 2005.

On May 22, 2000, the Company invested $2,000 in Project 1918, Inc., a new start-up company. In return for this investment, the Company received 2,000,000 shares of Series A-1 Preferred Stock. During the quarter ended September 30, 2000, the Company took a $1,500 write-down in the carrying value of the investment in Project 1918, Inc., an early stage Internet company based on discussions with the management of Project 1918, Inc. regarding the current valuation of the company.

8. Subsequent Event

On October 24, 2000, the Company entered into a definitive merger agreement with Telelogic AB. Pursuant to the merger agreement, Telelogic has commenced a cash tender offer for all outstanding shares of Continuus at $3.46 per share and depending on the success of the tender offer, will effect a merger pursuant to which we will become a wholly-owned subsidiary of Telelogic.

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

We market our software and services in North America through a direct sales organization. Since 1995, we have invested significant financial and management resources to establish and grow our direct sales and support operations in France, Germany, the United Kingdom, Ireland and Australia. Our foreign subsidiaries bill customers and incur expenses in their local currencies, which are translated into U.S. dollars for financial accounting purposes. Accordingly, fluctuations in foreign currency exchange rates may cause fluctuations in our reported operating results. In addition, fluctuations in foreign currency exchange rates impact the dollar value of foreign currency-denominated accounts receivable and other assets. We do not currently utilize foreign currency hedging instruments; however, we believe that hedging may be utilized in the future to manage risks associated with foreign currency fluctuations. We market our software through distributors covering:
Australia, Denmark, Finland, India, Italy, Israel, the Netherlands, Norway, Spain and Sweden. The transactions with our distributors are conducted in U.S. dollars. Total revenues from customers located outside North America accounted for approximately 56.7% and 44.2% for the three months ended September 30, 2000 and 1999, respectively.

On October 30, 2000, Raindrop Acquisition Corporation, a Delaware corporation and a direct wholly owned subsidiary of Telelogic AB, a company organized under the laws of Sweden, filed a Tender Offer Statement on Schedule TO with the Securities and Exchange Commission to purchase all the outstanding shares of our common stock at a price of $3.46 per share net to the sellers in cash (subject to applicable withholding taxes), without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated October 30, 2000, and the related Letter of Transmittal (which, together with the Offer to Purchase and any amendments or supplements thereto, constitute the "Offer") included in the Schedule TO.

The Offer is being made pursuant to an Agreement and Plan of Merger, dated as of October 25, 2000, among Telelogic, Raindrop and us. The merger agreement provides that, among other things, as soon as practicable after the purchase of shares of our common stock pursuant to the Offer and the satisfaction of the other conditions set forth in the merger agreement and in accordance with the relevant provisions of the Delaware General Corporation Law, Raindrop will be merged with and into us. Following consummation of the merger, we will continue as the surviving corporation and will become a wholly owned subsidiary of Telelogic. At the effective time of the merger, each remaining outstanding share of our common stock will be converted into the right to receive $3.46 in cash or any greater amount per share paid pursuant to the Offer.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Software Licenses. Software license revenues were $6.0 million and $16.0 million for the three and nine months ended September 30, 2000, respectively, and $5.3 million and $14.3 million for the comparable periods in 1999. This represents increases of 12.7% and 11.60% for the three and nine month periods, respectively. Software license revenues in North America were $1.7 million and $7.4 million for the three and nine months ended September 30, 2000, respectively, and $3.0 and $8.1 million for the comparable periods in 1999. This represents decreases of 43.7% and 8.6% for the three and nine month periods, respectively. Software license revenues from international operations were $4.3 million and $8.6 million for the three and nine months ended September 30, 2000, respectively and $2.3 million and $6.2 million for the comparable periods in 1999. This represents increases of 88.1% and 37.7% for the three and nine month periods, respectively. The decrease in North American revenue for the three and nine months ended September 30, 2000 was due to a trend of downward pressure on deal sizes and longer technical evaluations, particularly in the dot.com and e-business markets. However, the increases in international sales for the three and nine month periods, were a result of increased sales volume primarily due to an increase in the sales force and sales force productivity.

Services. Service revenues were $5.0 million and $13.9 million for the three and nine months ended September 30, 2000, respectively, and $4.4 million and $12.4 million for the comparable periods in 1999. This represents increases of 14.5% and 12.1% for the three and nine month periods, respectively. The increases were primarily due to increased orders for maintenance services from new and existing customers.

Cost of Software Licenses. The cost of software license revenues includes both the royalty costs associated with third-party software, which is embedded in our products, and the costs associated with product documentation, packaging and shipping. The cost of software license revenues was $260,000 and $835,000 for the three and nine months ended September 30, 2000, respectively and $152,000 and

$470,000 for the comparable periods in 1999. This represents increases of 71.1% and 77.7% for the three and nine month periods, respectively. The increases were primarily due to higher license sales and higher royalty costs associated with third party software. Gross margins on software licenses were 95.6% and 94.8% for the three and nine months ended September 30, 2000, respectively, and 97.1% and 96.7% for the comparable periods in 1999.

Cost of Services. The cost of service revenues consists primarily of salaries and related expenses for consultants and technical support personnel. The cost of service revenues was $2.9 million and $8.6 million for the three and nine months ended September 30, 2000, respectively, and $2.2 million and $6.3 million for the comparable periods in 1999. This represents increases of 18.6% and 34.8% for the three and nine month periods, respectively. The increases were primarily due to increases in the size of our professional services organization worldwide. Gross margins on service revenues were 40.8% and 38.2% for the three and nine months ended September 30, 2000, respectively, and 48.7% and 48.6% for the comparable periods in 1999. The decrease in gross margins on service revenues was primarily due to increased utilization of third party consultants as well as decreased utilization of employees as new employees train to become more productive in future quarters.

Amortization of Developed Technology. Amortization of developed technology was $260,000 and $608,000 for the three and nine months ended September 30, 2000, respectively, compared to none for the comparable periods in 1999. The increase is due entirely to the developed technology purchased as part of the Pagoda acquisition in February 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and bonuses earned by sales and marketing personnel, field office expenses and travel and entertainment and promotional expenses. Sales and marketing expenses were $6.0 million and $17.4 million for the three and nine months ended September 30, 2000, respectively, and $4.6 million and $12.8 million for the comparable periods in 1999. This represents increases of 32.0% and 35.9% for the three and nine month periods. The higher sales and marketing expenses for the three and nine months ended September 30, 2000 were due to increased marketing programs and increases in sales and marketing personnel expenses, including commissions and compensation, resulting from new hires, a larger sales force and increased sales. As a percentage of total revenues, sales and marketing expenses were 55.0% and 58.2% for the three and nine months ended September 30, 2000, respectively, and 47.3% and 47.9% for the comparable periods in 1999.

Research and Development. Research and development expenses consist primarily of expenses related to software development personnel and other costs associated with product development. All costs incurred in the research and development of software products and enhancements to existing software products have been expensed as incurred. Research and development costs were $2.6 million and $6.9 million for the three and nine months ended September 30, 2000, respectively, and $1.4 million and $4.0 million for the comparable periods in 1999. This represents increases of 78.0% and 72.7% for the three and nine month periods, respectively. The increases were primarily due to staffing increases to support the development of new products and the enhancement of existing products. As a percentage of total revenues, research and development expenses were 23.4% and 23.2% for the three and nine months ended September 30, 2000, respectively, and 14.9% and 15.0% for the comparable periods in 1999.

General and Administrative. General and administrative expenses consist primarily of salaries, bonuses, payroll taxes and administrative costs, including legal and accounting fees and bad debts. General and administrative expenses were $1.1 million and $3.6 million for the three and nine months ended September 30, 2000, respectively, and $895,000 and $2.4 million for the comparable periods in 1999. This represents increases of 27.8% and 47.4% for the three and nine month periods, respectively. The increases were due to increased personnel expenses, including salaries, bonuses and payroll taxes resulting from new hires and increased legal and accounting fees and other costs as a result of becoming a public company in July 1999. As a percentage of revenue, general and administrative expenses were 10.4% and 11.9% for the three and nine months ended September 30, 2000, respectively, and 9.3% and 9.0% for the comparable periods in 1999.

Other Compensation Costs, Goodwill and Other Amortizations. Other compensation costs and amortization of goodwill and intangibles was $543,000 and $1.2 million for the three and nine months ended September 30, 2000, respectively, and $57,000 and $155,000 for the comparable periods in 1999. Compensation costs are related to the grant of options to purchase shares of common stock at exercise prices below the deemed fair market value of the Company's common stock. These costs were $75,000 and $188,000 for the three and nine months ended September 30, 2000, respectively, and $57,000 and $155,000 for the comparable periods in 1999. Goodwill and intangible amortization related to acquisitions was $468,000 and $1.1 million for the three and nine months ended September 30, 2000, respectively.

Other Expenses, Net. Other expenses consist primarily of interest income, interest expense and foreign currency translation losses. Other expenses were $1.8 million and $1.9 million for the three and nine months ended September 30, 2000, respectively, and $34,000 and $612,000 for the comparable periods in 1999. The increases for the three and nine month periods ended September 30, 2000, were due to a $1.5 million write-down in the carrying value of the investment in Project 1918, Inc., an early stage Internet company based on discussions with the management of Project 1918, Inc. regarding the current valuation of the company as well as higher losses from foreign currency translation caused by the strengthening of the dollar as compared to certain foreign currencies. As a percentage of total revenues, other expenses were 16.9% and 6.5% for the three and nine months ended September 30, 2000, and 0.4% and 2.2% for the comparable periods in 1999.

Income Tax Provision. The income tax provision for the three and nine months ended September 30, 2000 and September 30, 1999, consisted solely of minimum state income taxes due to our net loss on a year to date basis for the nine months ended September 30, 2000 and September 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had cash and cash equivalents of approximately $6.1 million, a decrease of $5.4 million from December 31, 1999. Investments in securities were $0 at September 30, 2000, down from $9.1 million at December 31, 1999. In July 1999 we received net proceeds of $17.4 million from our initial public offering. Prior to our initial public offering, we financed our operations primarily through private placements of our equity securities, which provided net proceeds totaling $18.4 million. We also borrowed $6.0 million through the issuance of a senior secured convertible debenture in 1997. As of September 30, 2000, we had $332,000 outstanding under capital equipment lease lines of credit and no other outstanding lines of credit. In addition, we have entered into a $2,000,000 revolving line of credit with a commercial bank, which expires in April 2001. We currently have not made any draws on this line of credit.

Our operating activities used cash of $9.1 million for the nine months ended September 30, 2000 and provided cash of $3.3 million for the nine months ended June 30, 1999. The increase in cash used by operating activities is primarily due to the increase in net loss. Net cash provided by investing activities was $3.1 million for the nine months ended September 30, 2000 and net cash used in investing activities was $5.1 million for the nine months ended September 30, 1999. Cash paid for the acquisition of Pagoda Corporation, net of cash acquired, was $973,000 for the nine months ended September 30, 2000. Cash paid for the investment in Project 1918, Inc. was $2.0 million for the nine months ended September 30, 2000. Our financing activities provided cash of approximately $461,000 in the nine months ended

September 30, 2000 and $16.9 million for the nine months ended September 30, 1999. The primary source of funds in 1999 was our initial public offering.

Expenditures for property and equipment were $4.8 million for the nine months ended September 30, 2000 and $627,000 for the nine months ended September 30, 1999. Of the property acquired during the nine months ended September 30, 2000, $1.6 million was related to the new facility costs and the remaining was for computer hardware and software as well as furniture for our new facility. As of September 30, 2000 the Company had outstanding the $6.0 million senior secured convertible debt as well as a $228,000 note payable.

We believe that our existing cash balances, cash from operations and cash available from financing activities will be sufficient to finance our operations through at least the next 12 months.



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

THE PROPOSED MERGER WITH TELELOGIC MAY NOT BE COMPLETED OR WE MAY NOT REALIZE THE ANTICIPATED BENEFITS OF THE MERGER

On October 25, 2000, Continuus entered into a merger agreement with Telelogic AB, pursuant to which a wholly-owned subsidiary of Telelogic has commenced a tender offer to purchase all of the outstanding shares of Continuus' common stock. Consummation of the merger agreement is subject to the satisfaction of several conditions. If the tender offer is not consummated, or if the merger agreement is terminated for any reason, our stock price will likely fall and our relationships with our customers and employees may become unstable which could result in a loss of our employees or customers. Moreover, if the merger agreement is terminated for any reason, we may experience constraints on our liquidity and capital resources and may need to seek an alternative transaction, such as an extensive public auction process, which could cause significant disruption in the existing operations of Continuus.

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

WE MAY INCUR FUTURE LOSSES

We may not be able to achieve profitability. We incurred a net loss of $11.3 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $34.4 million. We expect to continue to increase our sales and marketing, product development and administrative expenses. As a result, we will need to generate significant additional revenues to achieve profitability.

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

OUR INVESTMENT IN PROJECT 1918, INC. IS SUBJECT TO A HIGH DEGREE OF RISK

In April 2000, we purchased preferred stock of Project 1918, Inc., a newly formed B2B e-commerce company, for $2.0 million. Project 1918, Inc. is a very early stage company, and there is no market for its equity securities. Our investment in Project 1918, Inc. is subject to all of the attendant risks and uncertainties associated with investments in such companies. Under applicable accounting principles, we must review the fair market value of our investment in connection with the preparation of our own financial statements and account for any diminution in value of our investment. If we determine that the fair market value of our investment has declined since the last valuation, we will have to accrue a loss on such investment equal to the decline in value and reflect such loss on our statement of operations. During the quarter ended September 30, 2000, we took a $1.5 million write-down in the carrying value of our investment in Project 1918, Inc. based on discussions with the management of Project 1918, Inc. regarding the current valuation of the company. Given the nature of Project 1918, Inc. and the risk associated with it, we could determine that the investment has become worthless and have to accrue a loss for the remainder of our investment of $500,000. There can be no assurance that any loss accrued would not have a material adverse effect on our operating results.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101). SAB 101 summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal year 2000. The Company has determined that there will be no impact from SAB 101 on its financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation." (FIN 44) is an interpretation of Accounting Principal Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Among other matters, (FIN 44) clarifies the application of APB 25 regarding the definition of employee for purposes of applying APB 25, the criteria for determining whether a plan qualifies as non-compensatory and the accounting consequences of modifications to the terms of a previously issued stock options or similar awards. The Company adopted the provisions of (FIN 44) in the third quarter of 2000. The adoption of (FIN 44) did not have a material impact on the Company's financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our financial instruments include cash and long-term debt. At September 30, 2000, the carrying values of our financial instruments approximated their fair values based on current market prices and our incremental borrowing rate.

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


PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 28, 1999, the Company's Form S-1 registration statement (File No. 333-76893) was declared effective by the Securities and Exchange Commission. The registration statement, as amended, covered the offering of 2,523,642 shares of common stock. The offering commenced on July 29, 1999 and the sale to the public of 2,523,642 shares of common stock at $8.00 per share was completed on August 3, 1999 for an aggregate price of approximately $20.2 million. The registration statement covered an additional 378,546 shares of common stock that the underwriters had the option to purchase solely to cover over-allotments. These shares were not purchased and were withdrawn from registration. The managing underwriters for the offering were U.S. Bancorp Piper Jaffray Inc. and CIBC World Markets Corp. Expenses incurred through July 29, 1999 in connection with the issuance and distribution of common stock in the offering included underwriting discounts, commissions and allowances of approximately $1.41 million and other expenses of approximately $1.36 million. Total offering expenses of approximately $2.77 million resulted in net offering proceeds to the Company of approximately $17.4 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. Of the net offering proceeds, through September 30, 2000, we used approximately $3 million for capital expenditures, $6 million for sales and marketing activities, and $2 million for product development and support; the balance remains as working capital.

ITEM 5. OTHER INFORMATION

In August, 2000, Mr. Sol Zechter resigned as a member of our board of directors. Mr. Zechter's board position remains vacant.

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


                                            CONTINUUS SOFTWARE CORPORATION


Date: November 14, 2000                       By: /s/ Steven L. Johnson
                                               ---------------------------------
                                               Steven L. Johnson
                                               Vice President, Finance,
                                               Chief Financial Officer and
                                               Secretary
                                               (Principal Financial and
                                               Accounting Officer)